Form 10QSB
period 2007-09-30
Dialpoint Communications Corp
filed 2007-10-31
CIK 1404403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-144207

Dialpoint Communications Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	20-4799741
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Village Manor Place
Suwanee, Georgia 30024
(Address of principal executive offices)

(877)-463-7864
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 13,312,250 shares issued and outstanding as of September 30, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [  ]

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

3

Item 1. Financial Statements.

3

Item 2. Management's Discussion and Plan of Operation.

11

Item 3. Controls and Procedures

13

PART II — OTHER INFORMATION

14

Item 1. Legal Proceedings.

14

Item 2. Changes in Securities.

14

Item 3. Defaults Upon Senior Securities.

14

Item 4. Submission of Matters to a Vote of Security Holders.

14

Item 5. Other Information.

14

None

14

Item 6. Exhibits and Reports on From 8-K

14

SIGNATURES

16

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

DIALPOINT COMMUNICATIONS CORPORATION

FINANCIAL STATEMENTS

September 30, 2007

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm….……..…………………….3

Balance Sheet.………………..………..………………………………………………….4

Statement of Operations…………………….……...………………………………….…5

Statement of Stockholders’ Equity ………..……………..……………………………....6

Statement of Cash Flows ………………………………………………..….……………7

Notes to the Financial Statements……………………………………...………………....8

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Dialpoint Communications Corporation

(A Development Stage Company)

We have reviewed the accompanying balance sheet of Dialpoint Communications Corporation as of September 30, 2007, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Dialpoint Communications Corporation

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

October 22, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

Dialpoint Communications Corporation

(A Developmental Stage Company)

Balance Sheet

(Unaudited)

September 30,
Assets	2007

Current Assets
Cash and cash equivalents	$26,570
Total current assets	26,570

Property and Equipment, net	119,340

TOTAL ASSETS	$145,910

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$6,673
Note payable	10,000
Related party payable	3,900
Total current liabilities	20,573

Long-Term Liabilities
Note payable	130,400
Total liabilities	150,973

Stockholders' Equity (Deficit)
Common stock: $0.001 par value; 75,000,000 shares authorized: 13,312,250 shares issued and outstanding	13,312
Additional paid in capital	30,313
Accumulated deficit	(48,688)
Total stockholders' equity (deficit)	(5,063)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$145,910

The Accompanying notes are an integral part of these financial statements

Dialpoint Communications Corporation

(A Developmental Stage Company)

Statement of Operations

(Unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	April 26, 2006
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007

Revenues, net	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	-	-	-

Operating Expenses
General and administrative	7,071	-	24,565	-	42,365
Total Operating Expenses	7,071	-	24,565	-	42,365

Other Income (Expense)
Interest Expense	2,108		6,323		6,323

Net Loss	$(9,179)	$-	$(30,888)	$-	$(48,688)

Basic Loss per Share	$(0.00)	$-	$(0.00)	$-
Weighted Average Shares Outstanding	13,181,125	13,050,000	13,137,417	13,050,000

The Accompanying notes are an integral part of these financial statement

Dialpoint Communications Corporation

(A Developmental Stage Company)

Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance at inception	-	$-	$-	$-	$-

Common stock issued for cash at $0.003 per share	13,050,000	13,050	4,350	-	17,400

Net loss from for the year ended December 31, 2006	-	-	-	(17,800)	(17,800)

Balance, December 31, 2006	13,050,000	13,050	4,350	(17,800)	(400)

Common stock issued for cash at $0.10 per share	262,500	262	25,963	-	26,225

Net loss for the nine months ended September 30, 2007	-	-	-	(30,888)	(30,888)

Balance, September 31, 2007	13,312,250	$13,312	$30,313	$(48,688)	$(5,063)

The Accompanying notes are an integral part of these financial statements

Dialpoint Communications Corporation

(A Developmental Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
	For the Nine	For the Nine	April 20, 2006
	Months Ended	Months Ended	Through
	September 30, 2007	September 30, 2006	September 30, 2007
Cash Flows from Operating Activities:
Net Loss	$(30,888)	$-	$(48,688)
Adjustments to reconcile to cash flows
from operating activities:
Depreciation	21,060	-	21,060
Common stock issued for services	-	-	17,400
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable
and accrued liabilities	6,673	-	6,673
Net Cash Used In Operating Activities	(3,155)	-	(3,555)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	-
Net Cash Used In Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from related party payable	3,500	-	3,900
Proceeds from sale of common stock	26,225	-	26,225
Net Cash Provided by Financing Activities	29,725	-	30,125
Net Increase (Decrease) in Cash and Cash Equivalents	26,570	-	26,570
Cash and Cash Equivalents at Beginning of Period	-	-	-
Cash and Cash Equivalents at End of Period	$26,570	$-	$26,570

Schedule of Non-Cash Financing Activities
Equipment purchased for note payable	$-	$-	$140,400

The Accompanying notes are an integral part of these financial statements

Dialpoint Communications Corporation

(A Developmental Stage Company)

Notes to Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements.  The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles   generally   accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – EQUITY TRANSACTIONS

During the three months ended September 30, 2006, the Company issued 262,250 shares of its common stock for cash at $0.10 per share.

Item 2. Management's Discussion and Plan of Operation.

This section must be read in conjunction with the unaudited Financial Statements included in this report.

A.

Management’s Discussion

DIALPOINT COMMUNICATIONS CORPORATION (“DCC” or the “Company”) a Nevada corporation, is a developmental stage company that is positioned to use voice communications over the Internet (Internet Telephone) and service the web-based information transmission needs of end users. Through a revolutionary medium called Voice over Internet Protocol (VoIP), the Company will offer a telephone package to include unlimited long distance service to consumers at a flat monthly rate, including both intrastate and state-to-state calling in the contiguous United States, Canada and Mexico as well as low rate calling to major international markets. The Company will initially focus on the consumer (residential) market but will expand into the small business market within its first 2 years of operation.

DCC operations to date have been devoted primarily to startup and development activities, which include the following:

1. Formation of the Company;

2. Development of the DCC business plan;

3. Obtaining capital through sales of DCC common stock; and

4. Market our business services to potential clients.

Dialpoint Communications Corporation is attempting to become fully operational.  In order to generate revenues, DCC must address the following areas:

1.  Develop and Implement a Marketing Plan:  In order to promote our company and establish our public presence, we believe we will be required to develop and implement a comprehensive marketing plan.  We intend print media to be the focus of our marketing and sales efforts.  To date, we have no marketing or sales initiatives or arrangements.  Without any marketing campaign, we may be unable to generate interest in, or generate awareness of, our company.

2.  Develop Business-to-Business Relationships:  DCC intends to build profitable, value-oriented relationships between the multiple large businesses and government entities within a close geographical proximity.  We believe that with corporations, local and regional governments outsourcing many of their repair and maintenance requirements that long-term opportunities may be viable.

3.  Create Customer Loyalty:  The financial rewards of customer loyalty run deep and increase the financial stability of any business.  DCC intends to service its customers and other consumers with the industries best customer relations management team.

We are a small, start-up company that has not generated any significant revenues and lacks a stable customer base.

Since our inception on April 20, 2006 to September 30, 2007, 2007, we did not generate any significant revenues and have incurred a cumulative net loss of $48,688. We believe that the recurring revenues from sales of services will be sufficient to support ongoing operations. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from sales of services will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

During the nine months ended September 30, 3007, the Company generated no revenues while incurring $24,565 in general and administrative expenses. This resulted in a net loss for nine months ended September 30, 2007 of $30,888, when combined with interest expense of $6,323. The net loss for both periods is attributable primarily to the continuing costs of start-up operations and cost of interest on the note payable to purchase equipment.

Liquidity and Capital Resources

As of September 30, 2007, the Company had $26,570 in working capital.  The Company’s current assets as of September 30, 3007 consisted of $26,570 in cash.

DCC believes that it has sufficient resources to continue operations for the next twelve months.  However, the Company’s independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

B.

Plan of Operation

Principal Products and Principal Markets

DIALPOINT COMMUNICATIONS CORPORATION (“the Company” and “DCC”), a Nevada corporation with executive offices in Suwanee, GA, was formed in 2006. The company is positioned to use voice communications over the Internet (Internet Telephone) and serving the web-based information transmission needs of end users. The company’s long-term intent is to transition to satellite based telephone when market conditions and economies of scale permit.

Through a revolutionary medium called Voice Over Internet Protocol (VoIP), the Company will offer a telephone package to include unlimited long distance service to consumers at a flat monthly rate, including both instate and state-to-state calling in the contiguous United States, Canada and Mexico as well as low rate calling to major international markets. The Company will initially focus on the consumer (residential) market but will expand into the small business market within its first 2 years of operation.

VoIP telephone is quickly gaining acceptance from consumers and businesses alike, primarily because of the substantial cost savings that VoIP offers its users. Subscribers to the services of such companies as Vonage, a leading VoIP provider, already number over one million users. Though in its early stages of growth, the medium is gaining momentum on a worldwide basis, and is projected to grow to 17.5 million or more residential users alone by 2008. This is in addition to the blossoming small business applications market, which will ultimately surpass all other market segments.

Growth Strategy

The business plan contemplates that the Company will initially obtain subscribers through external growth, that is, acquisition of companies that already have achieved some market penetration and have subscribers, in addition to having a well-developed operating system. As companies are acquired, the Company will focus on expanding its customer base through internal marketing efforts, including the introduction of additional products and services. At the same time, it will work to develop its “brand” identity and to increase market awareness of its flagship VoIP services.

To date, the Company has not identified or approached any potential acquisition candidates.

.

Corporate Growth Targets

DCC’s business plan calls for attaining a subscriber base of approximately two million customers, or less than 2.6% total combined worldwide market penetration, within a 3 to 5 year time frame; the resulting revenue base would translate into a market capitalization for the Company in the range of $639 million at 2 X revenue. It is expected that the Company will attain annual revenues in the range of $319.6 million and pre-tax profits of $140.642 million by the end of Year 5.

Item 3. Controls and Procedures

Based on their most recent review, which was completed within ninety days of the filing of this report, DCC’s Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by DCC in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to DCC’s management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  There were no significant changes in DCC’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Name and/or Identification of Exhibit

3.	Articles of Incorporation & By-Laws

(a)

Articles of Incorporation of Dialpoint Communications Corporation filed on April 6, 2006, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on June 27, 2007.

(b)

Bylaws of Dialpoint Communications Corporation adopted on April 27, 2006, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on June 27, 2007.

(c)

Certificate of Articles of Incorporation of Dialpoint Communications Corporation, incorporated by reference from the Form SB-2, as amended, filed with the SEC on June 27, 2007.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

(b) Reports on Form 8-K

During the third quarter of 2007, DIALPOINT COMMUNICATIONS CORPORATION filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dialpoint Communications Corporation
(Registrant)

Signature	Title	Date

/s/ Billy Radford	President & CEO, Director	October 29, 2007
Billy Radford

/s/ Eileen Casey	Treasurer, Director	October 29, 2007
Eileen Casey

/s/ Eileen Casey	Principal Financial Officer	October 29, 2007
Eileen Casey

/s/ Eileen Casey	Principal Accounting Officer	October 29, 2007
Eileen Casey

16