Form 10KSB
period 2007-12-31
Dialpoint Communications Corp
filed 2008-04-15
CIK 1404403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                  .

Commission file number 000-52921

DIALPOINT COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	20-4749741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Village Manor Place Suwanee, Georgia	30024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 463-7864

Securities registered pursuant to 12(b) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   [   ]     No   [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   [   ]     No   [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]      No  [ X ]

Our revenues for our most recent fiscal year of 2007 totaled $240.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, within the past 60 trading days from April 15, 2008 is $781,460.

The total number of shares outstanding of our common stock as of the latest practicable date (April 2, 2008) is as follows:

Title of Class	Number of Shares Outstanding on April 2, 2008
Common Stock, $0.001 par value	56,163,708

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes  ¨      No   x

DOCUMENTS INCORPORATED BY REFERENCE

1.

Articles of Incorporation as filed as exhibit to our registration statement on form SB-2 Initially filed June 27, 2007.

2.

Bylaws as filed as exhibit to our registration statement on form SB-2 Initially filed June 27, 2007.

3.

Form SB-2 Registration Statement initially filed June 27, 2007

DIALPOINT COMMUNICATIONS CORPORATION

TABLE OF CONTENTS

PART I

9

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

9

Item 1.  Description of Business

9

Overview

9

About the Technology Behind our Services

10

Our IP/VoIP network architecture.

11

Our target market.

12

Second-City or Secondary Markets

12

Industry Background

12

Our Strategy

13

Mobile Communications

14

Our Strengths

14

Our Customers

14

Our Services

15

Integrated Telephony Services

15

Ancillary  Services

15

Sales and Marketing

15

Overview

15

Direct Sales.

15

Referrals Program

16

Marketing and Advertising

16

Operations

16

Installation

16

Billing

16

Customer Care

16

Our IP Network Architecture

17

Competition

19

Government Regulation

20

Regulatory Framework

21

The Telecom Act

21

Federal Regulation

22

Triennial Review Order and Appeals.

23

Intercarrier compensation.

24

Regulatory treatment of VoI.

25

Forbearance proceedings

25

Customer proprietary network information (CPNI)

26

State Regulation

26

Local Regulation

27

History

27

Intellectual Property

27

Employees

27

Where You Can Find More Information

27

Item 1A.  Risk Factors

28

Risk Related to our Business

28

The success of our expansion plans depends on a number of factors that are beyond our control.  28

We may not be able to continue to grow our customer base at historic rates, which would result in a decrease in the rate of revenue growth.  28

The fixed pricing structure for our integrated packages makes us vulnerable to price increases by our suppliers for network equipment and access fees for circuits that we lease to gain access to our customers.  28

We face intense competition from other providers of communications services that have significantly greater resources than we do. Several of these competitors are better positioned to engage in competitive pricing, which may impede our ability to implement our business model of attracting customers away from such providers.  28

Our current or future competitors may provide services comparable or superior to those provided by us, or at lower prices, or adapt more quickly to evolving industry trends or changing market requirements.  29

Continued industry consolidation could further strengthen our competitors, and we could lose customers or face adverse changes in regulation.  29

Increasing use of VoIP technology by our competitors, entry into the market by new providers employing VoIP technology and improvements in quality of service of VoIP technology provided over the public Internet could increase competition.  29

Our operational support systems and business processes may not be adequate to effectively manage our growth.  29

We depend on local telephone companies for the installation and maintenance of our customers’ T-1 access lines and other network elements and facilities.  30

We depend on third-party providers who install our integrated access devices at customer locations. We must maintain relationships with efficient installation service providers in our current cities and identify similar providers as we enter new markets in order to maintain quality in our operations.  30

Some of our services are dependent on facilities and systems maintained by or equipment manufactured by third parties over which we have no control, the failure of which could cause interruptions or discontinuation of some of our services, damage our reputation, cause us to lose customers and limit our growth.  30

We are regulated by the Federal Communications Commission, state public service commissions and local regulating governmental bodies. Changes in regulation could result in price increases on the circuits that we lease from the local telephone companies or losing our right to lease these circuits from them.  30

The FCC is reexamining its policies towards VoIP and telecommunications in general. New or existing regulation could subject us to additional fees or increase the competition we face.  31

Our customer churn rate may increase.

31

We obtain the majority of our network equipment and software from Cisco Systems, Inc. Our success depends upon the quality, availability and price of Cisco’s network equipment and software.  32

We depend on third-party vendors for information systems. If these vendors discontinue support for the systems we use or fail to maintain quality in future software releases, we could sustain a negative impact on the quality of our services to customers, the development of new services and features and the quality of information needed to manage our business.  32

We use software technology developed internally and by third-party vendors, and hardware technology developed by third-party vendors. We or any of these vendors could be subject of a lawsuit alleging a violation of the intellectual property of third parties.  32

If we are unable to generate the cash that we need to pursue our business plan, we may have to raise additional capital on terms unfavorable to our stockholders.  32

If we cannot negotiate new (or extensions of existing) interconnection agreements with local telephone companies on acceptable terms, it will be more difficult and costly for us to provide service to our existing customers and to expand our business.  33

Our competitors may be better positioned than we are to adapt to rapid changes in technology, and we could lose customers.  33

System disruptions could cause delays or interruptions of our service, which could cause us to lose customers or incur additional expenses.  33

Business disruptions, including disruptions caused by security breaches, terrorism or other disasters, could harm our future operating results.  33

We are small and understaffed.  We do not have accountants employed with us so as to facilitate our internal controls.  Any failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.  34

We have not been profitable in the past and we may not continue to be profitable in the future.  34

Risks Related To Our Common Stock

34

Future sales of shares by existing stockholders or issuances of our common stock by us could reduce our stock price.  34

Anti-takeover provisions in our charter documents and Nevada corporate law might deter acquisition bids for us that our stockholders might consider favorable.  34

Because we do not currently intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.  34

Item 1B.  Unresolved SEC Staff Comments

35

Item 2.  Properties

35

Item 3.  Legal Proceedings

35

Item 4.  Submission of Matters to a Vote of Stockholders

35

PART II

35

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  35

Market Price Information and Dividend Policy for Our Common Stock

35

Securities Authorized for Issuance under Equity Compensation Plans

36

Item 6.  Selected Financial Data

37

Statement of Operations

37

Balance Sheets

37

Going Concern

39

Overview

39

Revenue

40

Cost of Revenue

41

Liquidity and Capital Resources

43

Off-Balance Sheet Arrangements

45

Commitments

45

Critical Accounting Policies

46

Nature of Business

46

Use of Estimates

46

Basic (Loss) per Common Share

46

Dividends

46

Comprehensive Income

46

Cash and Cash Equivalents

46

Property and Equipment

46

Income Taxes

47

Impairment of Long-Lived Assets

47

Accounting Basis

47

Stock-based compensation.

47

Recent Accounting Pronouncements

48

Revenue Recognition

48

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

48

Item 8.  Financial Statements and Supplementary Data

49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS  49

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures  58

Item 9A.

Controls and Procedures

58

Disclosure Controls and Procedures

58

Management's Annual Report on Internal Control over Financial Reporting

58

Item 9B.  Other Information

58

PART III

58

Item 10.  Directors, Executive Officers and Corporate Governance

58

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS  59

BOARD COMMITTEES

59

DIRECTORS

59

Item 11.  Executive Compensation

59

DIRECTORS' COMPENSATION

60

EMPLOYMENT CONTRACTS AND OFFICERS' COMPENSATION

60

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters  60

Item 13.  Certain Relationships and Related Transactions, and Director Independence

60

Conflict of Interest

60

Related Transactions

61

Item 14.  Principal Accounting Fees and Services

61

Item 15. Exhibits and Financial Statement Schedules

62

Exhibits .

62

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and our assumptions regarding the regulatory environment, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and similar expressions, are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of sales, operating margins, earnings, cash flow, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully in this report in the sections titled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements represent our estimates and assumptions only as of the date of this filing and are not intended to give any assurance as to future results. As a result, you should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors, except as required by applicable securities laws. Factors that might cause future results to differ include, but are not limited to, the following:

•

our ability to recruit and maintain experienced management and personnel;

•

our ability to maintain or attract sufficient customers in existing or new markets;

•

the risk that we may be unable to continue to experience revenue growth at historical levels;

•

our ability to respond to increasing competition;

•

the mix and timing of services sold in a particular period;

•

pending regulatory action relating to our compliance with customer proprietary network information;

•

the timing of the initiation, progress or cancellation of significant contracts or arrangements;

•

changes in federal or state regulation or decisions by regulatory bodies that affects us;

•

the ability of our customers to meet their payment obligations;

•

general economic and business conditions;

•

changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate;

•

our ability to manage growth of our operations; and

•

rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new services or the entrance into new markets.

Item 1.  Description of Business

Overview

In this document, Dialpoint Communications Corporation is referred to as “we”, us, the “Company” or “Dialpoint” the “Registrant” or the “Issuer” depending upon the specific context.

We offer our customers and prospective clients residential and business telecommunications services. We offer local and long distance telephone services in combination with enhanced communications features accessible through the telephone, the Internet and certain personal digital assistants. We do so via managed Internet Protocol-based, or IP-based, communications technologies and services offered to our target market(s) of small businesses and residences in select secondary-market metropolitan areas across the United States. Our services include local and long distance voice services, broadband Internet access, email, voicemail, web hosting, secure backup and file sharing, fax-to-email, virtual private network, and other communications and IT services.   Our voice services are delivered using Voice over IP, or VoIP, technology and these services are delivered over our secure all-IP network, rather than over the best-efforts public Internet.  We believe that the quality and reliability of our network is comparable to that of traditional phone networks.

Voice over Internet Protocol (VoIP or Voice over IP) is a protocol optimized for the transmission of voice through the Internet or other packet switched networks. VoIP is often used abstractly to refer to the actual transmission of voice (rather than the protocol implementing it). This latter concept is also referred to as IP telephony, Internet telephony, voice over broadband, broadband telephony, and broadband phone.

About the Technology Behind our Services

VoIP providers may be viewed as commercial realizations of the experimental Network Voice Protocol invented for the ARPANET providers in 1973. Some cost savings are due to utilizing a single network to carry voice and data, especially where users have underused network capacity that can carry VoIP at no additional cost. VoIP to VoIP phone calls are sometimes free, while VoIP calls connecting to public switched telephone networks (VoIP-to-PSTN), may have a cost that is borne by the VoIP user.  Voice-over-IP systems carry telephony signals as digital audio, typically reduced in data rate using speech data compression techniques, encapsulated in a data packet stream over IP.

Voice over Internet Protocol has been a subject of interest almost since the first computer network. By 1973, voice was being transmitted over the early Internet.[1] The technology for transmitting voice conversations over the Internet has been available to end-users since at least the early 1980s. In 1996, a shrink-wrapped software product called Vocaltec Internet Phone (release 4) provided VoIP along with extra features such as voice mail and caller ID. However, it did not offer a gateway to the PSTN, so it was only possible to speak to other Vocaltec Internet Phone users. In 1997, Level 3 began development of its first softswitch (a term they invented in 1998); softswitches were designed to replace traditional hardware telephone switches by serving as gateways between telephone networks.

VoIP can facilitate tasks and provide services that may be more difficult to implement or more expensive using the PSTN. Examples include:

1.

The ability to transmit more than one telephone call over the same broadband connection. This can make VoIP a simple way to add an extra telephone line to a home or office.

2.

Conference calling, call forwarding, automatic redial, and caller ID; zero- or near-zero-cost features that traditional telecommunication companies (telcos) normally charge extra for.

3.

Secure calls using standardized protocols (such as Secure Real-time Transport Protocol.) Most of the difficulties of creating a secure phone connection over traditional phone lines, like digitizing and digital transmission, are already in place with VoIP. It is only necessary to encrypt and authenticate the existing data stream.

4.

Location independence. Only an Internet connection is needed to get a connection to a VoIP provider. For instance, call center agents using VoIP phones can work from anywhere with a sufficiently fast and stable Internet connection.

5.

Integration with other services available over the Internet, including video conversation, message or data file exchange in parallel with the conversation, audio conferencing, managing address books, and passing information about whether others (e.g. friends or colleagues) are available to interested parties.

We believe our IP network platform enables us to deliver an integrated bundle of communications services that may otherwise be unaffordable or impractical for our customers to obtain. We manage all aspects of our service offerings for our customers, including installation, provisioning, monitoring, real-time expedient issue prevention and troubleshooting and billing. We commence principal operations in the first quarter of 2007.  We have since expanded into several markets including: Jacksonville, Florida; Atlanta, Georgia; Charlotte North Carolina and Las Vegas Nevada.  Beginning in July 2008, we expect to proffer our services in additional markets including: Raleigh, North Carolina; Greensboro, North Carolina; and Orlando Florida.

We reported approximately $240.00 in revenue for the year ended 2007, as compared to the prior period from inception (April 20, 2006) to December 31, 2006 where we generated no revenue.  Our inception date was April 20, 2006.  We began preparing and implementing the technology and resources requisite to executing our business plan in January of 2007.  We did not commence substantive operations until we acquired the assets of another service provider.  On or about January 9, 2008 we acquired Hostigation, a sole proprietorship.  With this acquisition we inherited approximately 600 customers and began generating monthly recurring revenue. Concurrent with that date we filed a current report on form 8-K disclosing said acquisition.  We characterized the transaction as an asset purchase acquiring all of the asset of the business

Our IP/VoIP network architecture.

We deliver our services over an IP network using T-1 connections via OC-3 and OC-12 network facilities. The term “T-1” refers to Digital signal 1 (DS1, also known as T1, sometimes "DS-1") is a T-carrier signaling scheme devised by Bell Labs.   DS1 is a widely used standard in telecommunications in North America and Japan to transmit voice and data between devices. E1 is used in place of T1 outside of North America, Japan, and South Korea. Technically, DS1 is the transmission protocol used over a physical T1 line; however, the terms "DS1" and "T1" are often used interchangeably. Also, the 24 channels of traffic in a T1 line are sometimes called a T-span.  The term “OC” refers to optical carrier.  Optical Carrier levels describe a range of digital signals that can be carried on a SONET fiber optic network. The term “SONET” refers to Synchronous optical network.  It is a standard for optical telecommunications transport. It was formulated by the regulatory or industry body which sets industry standards in the United States for telecommunications and other industries. The comprehensive SONET/synchronous digital hierarchy (SDH) standard is expected to provide the transport infrastructure for worldwide telecommunications for at least the next two or three decades.

The increased configuration flexibility and bandwidth availability of SONET provides significant advantages over the older telecommunications system. These advantages include the following:

•

reduction in equipment requirements and an increase in network reliability

•

provision of overhead and payload bytes—the overhead bytes permit management of the payload bytes on an individual basis and facilitate centralized fault sectionalization

•

definition of a synchronous multiplexing format for carrying lower level digital signals (such as DS–1, DS–3) and a synchronous structure that greatly simplifies the interface to digital switches, digital cross-connect switches, and add-drop multiplexers

•

availability of a set of generic standards that enable products from different vendors to be connected

•

definition of a flexible architecture capable of accommodating future applications, with a variety of transmission rates

In brief, SONET defines optical carrier (OC) levels and electrically equivalent synchronous transport signals (STSs) for the fiber-optic–based transmission hierarchy.   Before SONET, the first generations of fiber-optic systems in the public telephone network used proprietary architectures, equipment, line codes, multiplexing formats, and maintenance procedures. The users of this equipment—regional Bell operating companies and inter-exchange carriers (IXCs) in the United States, Canada, Korea, Taiwan, and Hong Kong—wanted standards so that they could mix and match equipment from different suppliers. The task of creating such a standard was taken up in 1984 by the ECSA to establish a standard for connecting one fiber system to another. This standard is called SONET.

SONET defines a technology for carrying many signals of different capacities through a synchronous, flexible, optical hierarchy. This is accomplished by means of a byte-interleaved multiplexing scheme. Byte-interleaving simplifies multiplexing and offers end-to-end network management. The number in the Optical Carrier level is directly proportional to the data rate of the bit-stream carried by the digital signal.

This technology and the implementation thereof, affords us the capacity to proffer a spectrum of voice and data services and ancillary services and features without compromising the overall quality of service and network and call reliability.  We believe that what we offer our customers is comparable to traditional telephone networks except that our customers enjoy a greater degree of flexibility and access to features that might otherwise be cost prohibitive to smaller companies. Unlike traditional voice-centric circuit switched communications networks, which require separate networks in order to provide voice and data services, we employ a single integrated network.  It uses technologies that digitize voice communications into IP packets.  These packets then converge with other data services for transport on an IP network. We transmit our customers’ voice and data traffic over our secure private network and do not use the public Internet, which is employed by other VoIP companies such as Vonage and Skype Technologies. Our network design exploits the convergence of voice and data services and we believe requires significantly lower capital expenditures and operating costs compared to traditional service providers using older, legacy technologies. The integration of our network with our automated front and back office systems allows us to monitor network performance and quickly provision customers with a myriad of flexible combinations of individual service(s).  We cannot yet offer our customers the ability to add or change services online but we expect to implements this capability in the near future. This could reduce our customer care expenses. We strive to offer new and useful services to our customers in an efficient manner.

Our target market.

Our target market is businesses with 3 to 100 employees in medium size second-city type metropolitan markets. These businesses might have a need for 3-36 separate telephone lines. We provide our services at a competitively priced, fixed monthly fee. Certain enhanced services are available as optional add-ons, and we charge per-minute fees for long distance telephone usage in excess of included plan minutes. We believe that we provide a differentiated value proposition to our customers, most of which do not have dedicated in-house resources to fully address their communications requirements and who therefore value the ease of use and comprehensive management that we offer. Our primary competitors, the traditional telephone companies do not generally offer packages of similar managed services to our target market. But other VoIP service providers competing against us do.

Second-City or Secondary Markets

A report published in February 2007 by Boston-based Property & Portfolio Research Inc. (PPR), entitled Tier II Markets--The New Frontier?, notes over the past 10 years, 14 of the 30 fastest-growing metros among the top 100 in the United States were so-called second-tier (second-city) markets.   Las Vegas took the lead with a 4.8 percent average annual population growth, but Naples, Florida, is expected to take the lead over the next five years with a 3.5 percent average annual growth rate. Other rapidly growing markets include McAllen-Edinburg-Mission, Texas; Tucson, Arizona; Stockton-Lodi, California; and Reno, Nevada.   These smaller markets are getting attention from investors today because not only have they had rapid population and/or job growth in recent years, but prices per square foot are generally lower. They are also valued for their higher cap rates compared with primary markets, although that differential has shrunk in the last year or so.

A retail market is generally considered secondary or tertiary if there are fewer than 1 million people in the metropolitan statistical area (MSA). Today many suggest that a population as little as 500,000 may constitute a second tier city.   ( February 2007 Property & Portfolio Research Publication)

The definition of a secondary market is somewhat nebulous. For some experts, Charlotte, North Carolina, is a secondary market, but for many that city has become a primary market by virtue of its population, estimated to be 1.6 million in 2007, and the fact it is the second-largest banking center in the country, among other attributes.   Another definition of a secondary market is a city where cap rates are high. By this definition, markets in the Midwest-such as Cleveland and Detroit are secondary markets.

Industry Background
The Telecommunications Act of 1996 (the "Telecommunications Act") was enacted principally to foster competition in the local telecommunications markets. The Telecommunications Act imposed a variety of duties upon the ILECs, including the duty to provide other communications companies, like us, with access to the individual components of their networks, called "network elements," on an unbundled basis at any feasible point and at rates and on terms and conditions that were just, reasonable and nondiscriminatory. A network element is a facility or piece of equipment of the ILEC's network or the features, functions or capabilities such facility or equipment provides. In 1996, the FCC, pursuant to the Telecommunications Act, mandated that incumbent local exchange carriers provide access to a set of unbundled network elements including, among other elements, local loops (i.e. the wires that reach from the ILEC central office to the end user's premises), switching, transport and signaling. This combined set of elements is referred to as the "unbundled network element platform" or "UNE-P." Moreover, the FCC mandated that ILECs must provide the unbundled network element platform at rates based on a forward-looking, total long-run incremental cost methodology. Court decisions and FCC rulings over the past two years have substantially reversed these earlier FCC mandates. (See the section of this Item 1 entitled "Government Regulation" and Item 1A. Risk Factors.) The Telecommunications Act also established procedures by which the regional Bell operating companies ("Bell operating companies") were allowed to handle "in-region" long distance calls, that is, calls that originated from within their telephone service areas and terminated outside their service areas. The 1984 court order that divided AT&T prohibited Bell operating companies from providing "in-region" long distance telephone service. Under the Telecommunications Act, Bell operating companies could provide such in-region service if they demonstrated to the FCC and state regulatory agencies that they complied with a 14-point regulatory checklist, including offering interconnection to other communications companies, like us, and providing those companies access to their unbundled network elements on terms approved by a state public service commission. Bell operating companies received authority to provide in-region long distance services in all applicable states. However, the Section 271 "checklist" is a continuing obligation pursuant to section 271(d)(6) of the Telecommunications Act. (See section of this report entitled "Government Regulation.")

Our Strategy

We intend to grow our business in our current markets and to replicate our approach in additional secondary or so-called second-city markets. To achieve our goal of profitably delivering sophisticated communications tools to small businesses in our current and future markets, we have adopted a strategy with the following principal components:

1.

Focus solely on the small-business market in medium, second-city metropolitan areas: We target small businesses, most of which do not have dedicated in-house resources to address their communications requirements fully and place a high value on customer support. By focusing exclusively on small business customers, we believe we are able to differentiate ourselves from larger service providers and deliver superior service that small business customer’s value.

2.

Offer comprehensive packages of managed IP services: We seek to be among the top single-source providers of local and long distance voice and data communications services in our target markets. Our services include local and long distance voice services and broadband Internet access, plus additional value-added applications. Most of our services are delivered over high-capacity T-1 connections. We offer our local and long distance voice services and broadband Internet access applications on a bundled or unbundled basis. We offer our services, including our voice and data services under fixed-length, flat-rate contracts. We seek to maximize average revenue per customer and a low customer churn rate.

3.

Increase penetration of enhanced services to our customer base: We seek to achieve higher revenue and margin per customer, increase customer productivity and satisfaction and reduce customer churn by providing enhanced services in addition to our local and long distance voice services and broadband Internet access applications.

4.

Focus sales and marketing resources on achieving significant market penetration: We focus our sales and marketing efforts in a limited set of markets and hope to gradually expand the number of markets served.  In the future, we believe that our base of existing markets will enable us to expand into new markets at a faster pace than we have in the past. In addition, because we prefer to develop and promote sales management from within, rather than hire from outside our company, our constantly growing base of successful markets provides a training ground for more management personnel that we can use to open new markets.

5.

Growth through Revenue Acquisition.  We acquired Hostigation, essentially buying revenue and customers and integrating them into our business enterprise.  We actively seek similar circumstances and endeavor to identify and secure similar operations we might acquire for cash or stock.

6.

Replicate our business model in new markets: As of December 31, 2007, we operated in approximately seven markets and generally expect to continue opening 2-3 new markets per year. Each time we expand into a new market, we replicate the mode and manner by which we prepare for and launch operations and marketing in those markets. We apply the same financial and operational reporting system(s) and protocols in place firm wide so as to enable us to closely monitor our costs and maintain consistent standards across all of our markets.

Mobile Communications

We do NOT as of yet, offer any mobile voice and data services (such as wireless email, calendar, contacts and web browsing) to our customers. We do not offer integrated mobile/wireline applications.  These mobile services are, for the near-term, cost-prohibitive for us to implements as part of the packages we offer our customers.  We do not plan to offer mobile services unless or until we can absorb the tangible and intangible expense of proffering such services without adversely effecting operations.  We do believe that in the long-term, perhaps 2010, we might eventually proffer our customers the ability to bundle mobile and wireless services along with other features.

Our Strengths

Our business is focused on rapidly growing a loyal customer base in our target market(s) while maintaining capital and operating efficiency. We believe we benefit from the following strengths:

1.

IP network.  We are able to provide a wide range of enhanced communications services in a cost-efficient manner over a single network, in contrast to traditional communications providers, which may require separate, incremental networks or substantial network upgrades in order to support similar services. This allows us to provide a comprehensive package of managed communications services including VoIP, with high network reliability and high quality of service.

2.

Capital efficiency. We believe that our business approach requires lower capital and operating expenditures to bring our markets to positive cash flow compared to communications carriers using legacy technologies and operating processes. In addition, our deployment of capital in each of our markets is largely success based, meaning, over time, a large portion of our capital outlay is incurred incrementally as our customer base grows.

3.

Integrated business processes.  We believe that the combination of our disciplined approach to sales, installation and service together with our automated business processes allow us to streamline our operations and maintain low operating costs. Our front and back office systems are automated and are integrated to synchronize multiple tasks, including installation, billing and customer care. We believe this allows us to lower our customer service costs, efficiently monitor the performance of our network and provide automated and responsive customer support.

4.

Our highly regimented but personalized sales model. We believe we have a distinctive approach to recruiting, training and deploying our direct sales representatives, which ensures a uniform sales culture and an effective means of acquiring new customers. Our direct sales representatives follow a disciplined daily schedule and meet face-to-face with customers each day as part of a transaction-oriented, but personalized and consultative, selling process.

5.

Our experienced management team with focus on operating excellence. Our senior management team has substantial industry experience. Our executive officers have an average of over 15 years of experience in the communications industry and have worked at a broad range of communications companies, both at startups and mature businesses, including local telephone companies, long distance carriers, competitive carriers, web hosting companies, Internet and data providers and mobile communications providers.

Our Customers

We are targeting development stage, start-up and entrepreneurial-class businesses, or those with 3 to 100 employees, in certain of the 25 largest metropolitan markets in the United States. According to 2007 Dun & Bradstreet data, there are approximately 1.4 million businesses with 5 to 249 employees in the 25 largest markets in the United States. We are focusing on these markets because of their high concentration of small businesses. We believe that focusing on these markets will allow us to maximize the resources we can apply by operating in the densest areas of small business in the United States. As of December 31, 2007, we were providing communications services to 35,041 customer locations.

Prior to joining DialPoint, the majority of our customers received communications services from the incumbent local telephone companies, and many of these businesses had more than one provider for the basic services of local and long distance voice services and Internet access. These businesses, in most cases, did not receive the focus and personalized attention that larger enterprises enjoy and often lagged behind larger businesses in the adoption of productivity-enhancing and cost-effective service offerings.

The small businesses we target typically lack affordable access to a T-1 broadband connection and typically do not have dedicated in-house resources to manage their communications needs. A majority of our customer base uses 5 to 8 local voice lines, although the larger size customers in our range represent an increasing percentage of the total. Because we focus solely on small businesses, no single customer or group of customers represents a significant percentage of our customer base or revenues. Similarly, no single vertical customer segment represents a significant percentage of our base. Our largest customer sectors are professional services, which includes physicians, legal offices, banking institutions, consulting firms, accounting firms and real estate services. Each of these individually represents less than 5% of our customer base.

Our Services

Integrated Telephony Services

We offer integrated managed communications services through our service packages, which are provided over one or more dedicated T-1 connections. The packages are essentially a single basic product offered in different sizes, depending on the customer’s size and need for bandwidth.  We offer local and long distance voice services and broadband Internet access and managed services and our customers can customize a service package tailored to their needs.

Ancillary  Services

In addition we offer ancillary services including,  voicemail, email, unified messaging, web hosting, virtual private networks, secure backup and file sharing, fax-to-email, and other applications and features. In the future, we plan to offer other applications, such as network security, secure desktop, integrated mobile/wireline applications, one number service and simultaneous ring. Our enhanced services are sold on an a la carte basis to subscribers of our Service bundled packages.

Sales and Marketing

Overview

Our sales force targets small businesses that have 5 to 249 employees. We believe that the traditional local telephone companies have not concentrated their sales and marketing efforts on this business segment. Our direct sales representatives meet face-to-face with customers each day as part of a transaction-oriented, but personalized and consultative, selling process. We adhere to the same sales and operating procedures in every market we enter. We track the performance of our sales team by maintaining detailed activity measurements in each of our markets.

We offer our customers comprehensive communications tools and resources that can be tailored into servie packages designed to meet their enterprise needs.  We believe that value is the primary motivating factor for our customers. We believe that our commitment to offering integrated packages of services helps to simplify the entry of orders into our automated provisioning and installation process. Through our strategy of offering bundled services, we seek to become the single-source provider for our customers and their telephony needs.

Direct Sales.

The cornerstone of our sales efforts are the dedicated agents we have in place in certain strategic geographic locations throughout the United States. recruit and train our sales representatives striving for a uniform but flexible sales approach and a consistent measure of revenue targets. The ongoing nature of our training is an essential part of our business strategy.  A substantial part of the compensation for our sales force is based on commission. We reinforce our clear expectations of success through a system of bonuses and advancement for those who succeed. We intend to promote from within, where possible, and develop our own sales management talent from promising sales representatives, who have the opportunity to advance as we grow.

Referrals Program

We believe we are building a culture of referrals that benefits both our direct and indirect selling efforts. We obtain many of our new customers from our referral program through our current base of customers and through our referral partners.

Marketing and Advertising

We focus our marketing resources on our direct and indirect sales efforts and programs that support those efforts. We market ourselves as “the last communications company a small business will ever need.” We have launched a focused marketing campaign of targeted print and online media.

Operations

Once a customer is signed, we believe we provide a highly differentiated customer experience in each aspect of the service relationship. Our highly-automated and optimized business processes are designed to provide rapid and reliable installation, accurate billing and responsive, 24x7 care and support using both web-enabled and human resources.

We continue to put emphasis on customer service as a key differentiator to drive customer satisfaction and customer referrals for new business. Our “VP Customer Experience” executive management position focuses on defining the overall customer experience across all customer touch points and the implementation of a cohesive program to ensure customer satisfaction and higher customer retention rates. This customer experience focus has also contributed to continued improvements in our automated care and support capabilities used to service our customers and increase our operational efficiency.

Installation

We employ a team of service coordinators in each of our markets to handle the order entry and customer installation process. A centralized circuit provisioning and customer activation group takes responsibility for ensuring that T-1 circuits from the local telephone company to the customer’s location are provisioned correctly and on time, together with local number portability and the appropriate features and applications ordered by the customer. We seek to provision our Service I customers within 30 calendar days, our Service II within 40 calendar days and our Service III customers within 60 calendar days. Our automated processes allow us to reduce the time and human intervention necessary to fill our circuit orders with the local telephone company. Currently, a majority of all circuit orders receive a firm order commitment from the local telephone company with no human intervention in less than 24 hours from submission. Once an order is submitted, an outsourced technician is dispatched to the customer’s location to install the integrated access device, to connect the customer’s equipment to our network, and to activate and test the services. After installation of the integrated access device, new services added by the customer will work with the customer’s existing equipment and require no further equipment changes or capital expenditures.

Billing

We bill all of our customers electronically. Our customers receive their billing information via email. Full billing detail and analytical capabilities are available to our customers on the web through our DialPoint Online website. We do not send any paper bills. In addition, over 39.5% of our customers pay us online, either via credit card, electronic funds transfer, or automatic account debit. Because we employ flat-rate billing in advance, customers are able to budget their costs, billing is simplified and errors are kept to a minimum. Because billing-related calls are often the largest percentage of calls to customer care among communications service providers, our approach to billing greatly reduces the amount of resources needed in our customer care organization.

Customer Care

We offer our customers 24x7 support through live access to dedicated care representatives and through online resources. Although customers can choose to speak with one of our DialPoint representatives on a real-time basis, DialPoint Online has become our primary channel for customer care.

We offer a broad range of capabilities online, including functions allowing customers to:

1.

review their requested services and accept their installation order (for new customers);

2.

view and modify their services and account features;

3.

view and modify account information;

By the end of this year we expect to afford our customers the following additional online servces:

1.

view, pay and analyze their bills;

2.

research products and troubleshoot issues using the section of our web site devoted to frequently asked questions, which we call our Find-It-Fast knowledge base; and

3.

submit requests for account changes.

Underpinning our care and support operations is a network that provides our customers with reliable and high quality service. Our network operations group manages and tracks network performance. We have deployed state-of-the-art network monitoring and diagnostic tools to provide our care representatives and network operations center personnel with real-time insight into problem areas and the information needed to address them.

Our IP Network Architecture

We deliver our services (other than our mobile voice and data services) over our single all-IP network using T-1 connections to connect customers to our network. This allows us to provide a wide array of voice and data services, attractive service features (such as real-time online adds and changes), and network reliability and call quality comparable to that of traditional telephone networks. Unlike traditional voice-centric circuit-switched communications networks, we employ a single integrated network using technologies that digitize voice communications into IP packets and converge them with other data services for transport on an IP network. We transmit our customers’ voice traffic over our secure private network and do not rely on the best efforts public Internet. Our network design exploits the convergence of voice and data services and requires significantly lower capital expenditures and operating costs compared to traditional service providers using legacy technologies. The integration of our network with our automated front and back office systems allows us to monitor network performance, quickly provision customers and offer our customers the ability to add or change services online, thus reducing our customer care expenses. We believe that our all-IP network and automated support systems enable us to continue to offer new services to our customers in an efficient manner.

There are two distinct strategies that carriers adopt in deploying VoIP services:

1.

Voice as an application over the public Internet. Because calls are carried over the public Internet and not over a private network such as ours, service is often provided on a best-efforts basis. These service providers focus mainly on the consumer market. We believe that these offerings may lack the call quality, network reliability, security and service features that business customers require.

2.

IP network. We have deployed an all-IP network over which voice calls primarily travel over a managed IP connection as opposed to the public Internet. This approach allows us to deliver quality of service similar to the quality of a public switched telephone network. In our model, voice is an application over a private data network.

Initially, all of our customers connected to our Service service via their existing analog premise equipment. For those original customers, as well as any new customers using their existing analog premise equipment, we install and manage an integrated access device on the customer’s premise that converts VoIP traffic to analog time-division multiplexing, or TDM, and interconnects with the customer’s phone system via digital or analog connections. By interconnecting with the customer’s existing TDM-based phone system, we significantly minimize the investment required to switch to our VoIP service, simplify the installation of our service and greatly reduce the sales lead-time.

While the majority of our new customers still connect to our service via their existing analog premise equipment, over the past several years, we have observed a steady increase in the deployment of IP-based phone systems in the small business market. According to several industry analysts, the sales of IP-based phone systems have surpassed that of the traditional TDM phone systems. Many of these IP-based phone systems, or IP-PBXs, use a standards-based and highly flexible protocol called session initiation protocol, or SIP, and provide significant cost savings and increased functionality. One of the key benefits for many small businesses is that they now have access to direct inward dial, or DID, capability. DIDs allow each employee to have their own direct phone number and not just an extension. The availability of DIDs allows the end user to take advantage of many productivity enhancing applications such as unified messaging, auto attendant, integrated voicemail, selective call routing and much more.

In early 2005, we began offering our Service with SIPconnect service that allows customers to connect their IP-PBX to our integrated access device directly via SIP rather than traditional analog or digital. Direct SIP peering between a customer’s IP-PBX and our VoIP network eliminates the need for the customer to purchase a TDM gateway; significantly reducing their hardware investment. SIP peering also eliminates the VoIP to TDM conversions which reduces the voice traffic latency, thereby increasing the voice quality. End-to-end SIP signaling and a pure IP bearer path lay the foundation for richer communication services than offered by the public switched telephone network today, which are essential to the future of packet-based communications and the delivery of productivity enhancing applications.

The main advantage of our IP network architecture is its low cost structure relative to traditional circuit-switched networks. Our more efficient single-network approach enables us, relative to the historical experiences of legacy carriers, to:

1.

buy fewer network components (and at lower cost);

2.

lease fewer telecommunications circuits;

3.

employ fewer staff;

4.

rent less collocation space;

5.

incur lower maintenance costs; and

6.

integrate fewer support systems.

Legacy competitive carriers often manage numerous overlapping and interconnected network technologies to provide the package of services that we provide on our single all-IP network. Legacy network architectures can include: a circuit-switched local or long distance voice network, digital subscriber line, IP and frame relay data transmission networks, and asynchronous transfer mode and synchronous optical network intracity transport networks. These different legacy networks generally require the expense and complexity of dedicated circuits and network transmission and monitoring equipment. We believe that we benefit from the efficiency of being able to provide all our services over a single network.

One of the benefits of our IP network is the ability to integrate voice and data packets seamlessly. Bandwidth for voice is dynamically allocated, which allows the customer to enjoy full access to the 1.5 Mbps of bandwidth a T-1 connection affords when no voice traffic is present on the access circuit. When a customer activates a voice line, the allocated bandwidth automatically adjusts to allow the caller the amount of the T-1 connection needed to process the call. This feature allows us to provide increased speed and performance to our customers in their Internet usage while assuring high quality voice service. Because legacy time-division multiplexing service providers must dedicate fixed portions of their customer circuits to voice and data, they are unable to employ dynamic bandwidth allocation.

We organize our network into three groupings of equipment and circuits for purposes of network management and quality measurement:

1.

the core network, which is located in our data centers and primarily comprises softswitches, backbone routers and media and feature servers;

2.

the distribution network, which includes collocation equipment such as T-1 aggregation routers and trunking gateways, as well as DS-3 transport circuits; and

3.

the access network, which comprises the T-1 local loops and integrated access devices that connect customers’ equipment to our extended network.

Our software monitors network quality and tracks potential problems by monitoring each of these network groupings.

The largest single monthly expense associated with our network is the cost of leasing T-1 circuits to connect to our customers. We lease T-1s primarily from the local telephone companies on a wholesale basis using unbundled network element, or UNE, loops or enhanced extended links. An UNE enhanced extended link consists of a T-1 loop connected to the interoffice transport unbundled network element. This design allows us to obtain the functionality of a T-1 loop without the need for collocation in the local telephone company’s serving office. We are able to take advantage of T-1 UNE loop and UNE enhanced extended links and the associated cost-based pricing of each because we meet certain qualifying criteria established by the Federal Communications Commission, or the FCC, for use of these services and because we have built the processes and systems to take advantage of these wholesale circuits, in contrast to many competitive carriers, which lease T-1 circuits under special access, or retail, pricing. As a result of regulatory changes adopted via the FCC’s Triennial Review Remand Order, or TRRO, we are required to lease T-1 circuits under special access pricing when serving customers in certain geographical areas within the cities we serve. See “Government Regulation.”

We employ these wholesale T-1 circuits as follows:

1.

UNE loops. A UNE loop is the facility that extends from the customer’s premises to our equipment collocated in the local exchange company end-office that serves that customer location. We employ UNE loops when we have a collocation in the central office that serves a customer. We use high-capacity T-1 unbundled loops to serve our customers.

2.

Enhanced extended links. An enhanced extended link is a combination of an unbundled T-1 loop and an associated T-1 transport element that are joined together by the local telephone company at the end-office serving the customer location. This allows us to obtain access to customer premises without having a collocation at the serving central office. The current FCC rules require local telephone companies to provide T-1 enhanced extended links to carriers subject to certain local use criteria, which we meet. Once we achieve sufficient density from a remote office, we deploy a dedicated DS-3 transport and regroom the T-1 transport elements onto the DS-3 and remove the T-1 transport elements.

Historically, approximately half of our circuits were provisioned using UNE loops and half using enhanced extended links. Our monthly expenses are significantly less when using UNE loops rather than enhanced extended links, but UNE loops require us to incur the capital expenditures of central office collocation equipment. Both UNE loops and enhanced extended links are substantially less expensive for us than special access circuits. We lease DS-3 circuits from local telephone companies or competitive carriers to carry traffic from the end-office collocation to our equipment in a tandem wire center collocation. We install central office collocation equipment in those central offices having the densest concentration of small businesses. We usually launch a market with several collocations and add collocations as the business grows. For example, in Suwanee, our most mature market, we had 15 collocations at the time of our initial public offering in November 2005 and 25 collocations as of December 31, 2007.

Our VoIP technology allows us to concentrate approximately five times as many T-1 circuits onto our DS-3 transport circuits as legacy time-division multiplexing providers. Specifically, we can dynamically allocate available transport bandwidth and can converge and mix voice and data traffic on the network, which offers us significant cost savings.

Our software-based VoIP architecture also provides the flexibility to add services and change features quickly, in contrast to legacy providers whose systems have historically required them to make time consuming physical moves, adds and changes. We believe that our all-IP, private network is optimized to deliver services in an efficient, flexible and cost-effective manner.

Competition

As a managed services provider in the communications industry, we broadly compete with companies that could provide both voice and enhanced services to small businesses in our markets.

As a provider of voice services, our primary competitors are the incumbent local phone companies: Qwest in Denver and AT&T in Suwanee, Dallas, Detroit, Houston, Chicago, Los Angeles, San Diego, and the San Francisco Bay Area. Based on information provided by our customers at the time of activation, approximately 67.4% of our customers used an incumbent local telephone company for local telephone service prior to signing with us, and the remainder used competitive local telephone companies. Many of our customers, prior to joining with us, used multiple vendors for local and long distance voice services and broadband Internet access and have enjoyed the convenience of a sole-sourced service since signing with us. In addition to the local telephone companies, we compete with other competitive carriers in each of our markets. These competitive carriers include Covad Communications Group, Inc., XO Communications, LLC, NuVox Communications, PAETEC, Integra Telecom, Inc., and ITC^Deltacom, Inc., among many others. Certain of these competitive carriers have adopted VoIP technology similar to that employed by us, and in the future we expect others to do so.

In addition, there are other providers using VoIP technology, such as Vonage Holdings Corp., Skype Technologies SA, a subsidiary of eBay, Inc., deltathree, Inc. and 8x8, Inc., which offer service using the public Internet to access their customers. We do not currently view these companies as our direct competitors because they primarily serve the consumer market and businesses with fewer than four lines. Certain cable television companies, such as Cox Communications, Inc., Comcast Cable Communications, Inc., TimeWarner Cable, Inc. and Cablevision Systems Corp., have deployed VoIP primarily to address consumers and to compete better against local telephone companies for residential customers, although each of these companies also offers packaged services to small business customers. We expect that, in the future, other companies may be formed to take advantage of our VoIP-based business model. Existing companies may also expand their focus in the future to target small business customers. In addition, certain utility companies have begun experimenting with delivering voice and high speed data services over power lines.

Government Regulation

Our communications services business is subject to the statutory framework established by Congress, state legislatures and varying degrees of federal, state and local regulation. In contrast to certain other IP-based carriers, we have elected to operate as a common carrier and thus our business does not rely on the regulatory classification of, or regulatory treatment for, IP-based carriers in particular. As a common carrier, we are subject to the jurisdiction of both federal and state regulatory agencies, which have the authority to review our prices, terms and conditions of service. The regulatory agencies exercise minimal control over our prices and services, but do impose various obligations such as reporting, payment of fees and compliance with consumer protection and public safety requirements. In addition, it is possible that, in limited circumstances, we will be subject to requirements placed on “interconnected VoIP providers” in addition to the requirements we are subject to as a common carrier.

We operate as a facilities-based carrier and have received all necessary state and FCC authorizations to do so. Unlike resale carriers, we do not rely upon access to incumbent local exchange carrier switching facilities or capabilities. As a facilities-based carrier, we have undertaken a variety of regulatory obligations, including (for example) providing access to emergency 911 systems, permitting law enforcement officials access to our network upon proper authorization, contributing to the cost of the FCC’s (and, where applicable, the state) universal service programs and making our services accessible to persons with disabilities.

By operating as a common carrier, we also benefit from certain legal rights established by federal legislation, especially the federal Telecommunications Act of 1996, or the Telecom Act, which gives us and other common carrier competitive entrants the right to interconnect to the networks of incumbent telephone companies and access to elements of their networks on an unbundled basis. These rights are not available to providers who do not operate as common carriers. We have used these rights to gain interconnection with the incumbent telephone companies and to purchase selected unbundled network elements, or UNEs, at prices based on incremental cost, especially T-1 loop UNEs that provide us access to our customers’ premises.

Congress, the FCC and state regulators are considering a variety of issues that may result in changes in the statutory and regulatory environment in which we operate our business. Several bills have been introduced regarding telecommunications issues such as the FCC’s power to forbear from enforcing its regulations, but none would have any impact on our right to purchase UNEs. While negative federal legislation is always a possibility, we believe it unlikely that any such negative legislation will be passed by Congress in 2008. The FCC’s current rules, as established in the August 2003 “Triennial Review Order” and subsequent orders discussed below, establish the general framework of regulation that allows us to purchase the UNEs that we buy. In addition, some of the changes under consideration by Congress, the FCC and state regulators may affect our competitors differently than they affect us. For example, the FCC’s elimination of the UNE-P rules several years ago affected resale carriers that seek to compete against us, but elimination of those rules did not affect us, because we never relied on UNE-P as a part of our business model. Changes in the universal service fund may affect the fees we are required to pay to contribute to funding this program, but since we and our competitors generally pass these fees through to customers, we expect any changes to have minimal competitive effect. Similarly, we do not expect changes in inter-carrier compensation rules to have a material effect on us because we derive the vast majority of our revenues directly from our customers, rather than from other carriers. Reciprocal compensation for termination of local calls is not a significant source of revenue, and we derive relatively little revenue from access charges for origination and termination of long distance calls over our network. The Colorado commission is examining certain UNE rates which may include a review of T-1 and DS-3 UNEs. If these UNEs are included in the docket, it is possible that we would be subject to future rate increases.

Although the nature and effects of governmental regulation are not predictable with certainty, we believe that the FCC is unlikely to adopt rules that extinguish our basic right or ability to compete in the telecommunications markets and that any rule changes that affect us will likely be accompanied by transition periods sufficient to allow us to adjust our business practices accordingly. The following sections describe in more detail the regulatory developments described above and other regulatory matters that may affect our business.

Regulatory Framework

Our business relies heavily on the use of T-1 UNE loops and UNE enhanced extended links, or EELs, that include T-1 loop components, for access to customer premises. Our existing strategy is based on FCC rules that require incumbent local exchange carriers to provide us these UNEs at wholesale prices based on incremental costs. As a result of a court decision, the FCC issued rules, which became effective on March 11, 2005, limiting the obligation of incumbent local exchange carriers to provide UNEs in certain circumstances. The new rules require, among other things, that incumbent local exchange carriers continue providing T-1 UNE loops in most situations, but not in high-density central offices. This exception affects the price we pay to obtain access to T-1 loops in some of the central business districts we serve, as discussed in more detail below. On June 16, 2006, the DC Court of Appeals upheld the FCC’s new rules in their entirety. These rules may nevertheless change at any time due to future FCC decisions, and we are unable to predict how such future developments may affect our business.

The Telecom Act

The Telecom Act, which substantially revised the Communications Act of 1934, established the regulatory preconditions to allow companies like us to compete for the provision of local communications services. Before the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier, often a former subsidiary of AT&T, known as a regional Bell operating company, which owned the entire local exchange network and operated a virtual monopoly in the provision of most local exchange services. The regional Bell operating companies, following some recent consolidation including AT&T finalizing its purchase of BellSouth at the end of 2006, now consist of Verizon, Qwest Communications and AT&T Communications.

Among other things, the Telecom Act preempts state and local governments from prohibiting any entity from providing communications service on a common carrier basis, which has the effect of eliminating prohibitions on entry that existed in almost half of the states at the time the Telecom Act was enacted. At the same time, the Telecom Act preserved state and local jurisdiction over many aspects of local telephone service and, as a result, we are subject to varying degrees of federal, state and local regulation.

The Telecom Act provided the opportunity to accelerate the development of competition at the local level by, among other things, requiring the incumbent carriers to cooperate with competitors’ entry into the local exchange market. To that end, incumbent local exchange carriers are required to allow interconnection of their networks with competitive networks. Incumbent local exchange carriers are further required by the Telecom Act to provide access to certain elements of their network to competitive local exchange carriers.

We have developed our business, including being designated as a common carrier, and designed and constructed our networks to take advantage of the features of the Telecom Act that require cooperation from the incumbent carriers. We believe that the continued viability of the provisions relating to these matters is critical to the success of the competitive regime contemplated by the Telecom Act. There have been numerous attempts to revise or eliminate the basic framework for competition in the local exchange services market through a combination of federal legislation, new FCC rules, and challenges to existing and proposed regulations by the incumbent carriers. We anticipate that

Congress will consider a range of proposals to modify the Telecom Act over the next few years, including some proposals that could restrict or eliminate our access to elements of the incumbent local exchange carriers’ networks. We consider it unlikely, however, that Congress would reverse the fundamental policy of encouraging competition in communications markets.

Congress may also consider legislation that would address the impact of the Internet on the Telecom Act. Such legislation could seek to clarify the regulations applicable to VoIP and Internet providers. We believe that such legislation is unlikely to result in the imposition of new regulatory obligations on us, although it is possible that it will eliminate certain regulatory obligations that apply to us as a result of our status as a common carrier.

Federal Regulation

The FCC regulates interstate and international communications services, including access to local communications networks for the origination and termination of these services. We provide interstate and international services on a common carrier basis. The FCC requires all common carriers to obtain an authorization to construct and operate communications facilities and to provide or resell communications services, between the United States and international points. We have secured authority from the FCC for the installation, acquisition and operation of our wireline network facilities to provide facilities-based domestic and international services.

The FCC imposes extensive economic regulations on incumbent local exchange carriers due to their ability to exercise market power. The FCC imposes less regulation on common carriers without market power including, to date, competitive local exchange carriers. Unlike incumbent carriers, our retail services are not currently subject to price cap or rate of return regulation. We are therefore free to set our own prices for end-user services subject only to the general federal guidelines that our charges for interstate and international services be just, reasonable and non-discriminatory. We have filed tariffs with the FCC containing interstate rates we charge to long distance carriers for access to our network, also called interstate access charges. The rates we can charge for interstate access, unlike our end user services, are limited by FCC rules. We are also required to file periodic reports, to pay regulatory fees based on our interstate revenues and to comply with FCC regulations concerning the content and format of our bills, the process for changing a customer’s subscribed carrier and other consumer protection matters. The FCC has the authority to impose monetary forfeitures and to condition or revoke a carrier’s operating authority for violations of these requirements. Our operating costs are increased by the need to assure compliance with these regulatory obligations.

The Telecom Act is intended to increase competition. Specifically, the Telecom Act opens the local services market by requiring incumbent local exchange carriers to permit interconnection to their networks and establishing incumbent local exchange carrier obligations with respect to interconnection with the networks of other carriers, provision of services for resale, unbundled access to elements of the local network, arrangements for local traffic exchange between both incumbent and competitive carriers, number portability, access to phone numbers, access to rights-of-way, dialing parity and collocation of communications equipment in incumbent central offices. Incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of these arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, incumbent local exchange carriers remain subject to interconnection obligations established by the FCC and state communications regulatory commissions.

The Telecom Act also permitted a regional Bell operating company to enter the long distance market within its local telephone service area upon showing that certain statutory conditions set forth in Section 271 of the Telecom Act have been met and upon obtaining FCC approval. The FCC has approved regional Bell operating company petitions for in-region long distance for every state in the nation, and each regional Bell operating company is now permitted to offer long distance service to its local telephone customers. The FCC subsequently relieved the Regional Bell Operating Companies, or RBOC, of some of the conditions imposed for Section 271 long distance approval, including in particular conditions that impose obligations to provide access to broadband (although not T-1) UNEs beyond what the FCC has required in its Triennial Review Order, or TRO, and Triennial Review Remand Order, or TRRO, which are discussed below in more detail. As a result of the state commission reviews to implement the FCC’s TRO/TRRO decisions, some states (e.g., Georgia and Illinois) adopted rules to implement the requirement that RBOCs provide competitors with access to network elements pursuant to section 271 or—in the case of Illinois—pursuant to state law. Some states, like Georgia and Illinois, have also adopted rules setting the rates that an RBOC must charge for such network elements. The FCC is currently considering whether to preempt such state regulation of UNEs offered exclusively under Section 271, but the rules are not faring well in various federal court appeals: federal district courts in Suwanee and Chicago recently declared that the Georgia and Illinois Public Service Commissions lacked the authority to set rates for 271 or similar state-based network elements.

Triennial Review Order and Appeals.

As discussed above, we rely on provisions of the Telecom Act that require the incumbent local exchange carriers to provide competitors access to elements of their local network on an unbundled basis, known as UNEs. The Telecom Act requires that the FCC consider whether competing carriers would be impaired in their ability to offer telecommunications services without access to particular UNEs.

In the TRO of August 2003, the FCC substantially revised its rules interpreting and enforcing the UNE requirements, while maintaining the general regulatory framework under which we purchase our UNEs. The FCC also adopted new eligibility requirements for the use of UNE EELs. Under these rules, a carrier seeking to purchase an EEL must certify that each circuit so purchased meets specific criteria designed to ensure that the circuit will be used to provide local exchange voice service. We believe, and are prepared to so certify, that all of our EEL circuits satisfy these criteria. These aspects of the Order were not affected by the subsequent court decision reviewing the TRO or by the TRRO.

In the TRO, the FCC also eliminated unbundling for certain incumbent local exchange carrier fiber that utilize packet technology and severely restricted unbundling for fiber loops to homes and, in a subsequent order, other “predominantly residential” locations such as apartment buildings. We currently do not use any fiber-to-home UNEs. We were, therefore, not materially affected by this ruling, although the elimination of UNE loops serving “predominantly residential” buildings could restrict our access to some small business customers.

In March 2004, a court decision required the FCC to reconsider portions of its TRO, and as a result the FCC further revised the rules in the “TRRO” adopted in late 2004, effective March 11, 2005. The TRRO for the most part required that incumbent local exchange carriers continue to make access available to competitors for the high capacity loop and transport UNEs we use. However, the new rules placed new conditions and limitations on the incumbent local exchange carriers’ obligation to unbundle these elements.

Incumbent local exchange carriers are required to continue providing T-1 UNE loops at cost-based rates, except in central offices serving 60,000 or more business lines and in which four or more fiber-based competitors have colocated. Because many of our customers are located in high-density central business districts, some of our existing T-1 loops are affected by this new limitation. An incumbent local exchange carrier is also not required to provide more than 10 T-1 UNE loops to any single building, even in an area in which T-1 loops are unbundled.

Incumbent local exchange carriers are also required to continue providing both T-1 and DS-3 transport circuits, except on routes connecting certain high-density central offices. An incumbent local exchange carrier is not required to offer UNE T-1 transport (including transport as a component of a T-1 EEL) between central offices that both serve at least 38,000 business lines or have four or more fiber-based collocators. For DS-3 transport, the exemption from bundling applies if both central offices serve at least 24,000 business access lines or have three or more collocators. Again, because of the nature of the markets we serve, many of the T-1 EELs and DS-3 transport circuits we use are affected by this exemption. The FCC also imposed a cap of 12 on DS-3 transport UNEs and a cap of 10 T-1 transport UNEs that must be made available by an incumbent local exchange carrier on any given route, even where the high-density exception does not apply. Due to certain inconsistencies between the rules and the text of the TRRO with regard to the application of the T-1 transport cap, the states have applied that cap inconsistently. Various parties, including us, have petitioned the FCC to reconsider its decision on the transport cap, and these petitions are currently pending with the FCC. On June 16, 2006, the D.C. Circuit Court of Appeals upheld the FCC’s TRRO in its entirety.

We expect that access to T-1 loops serving current and new customer locations will continue to be available to us regardless of future changes in the FCC rules, although not necessarily at current prices. All incumbent local exchange carriers are required, independent of the UNE rules, to offer us some form of T-1 loop and transport services. It is possible that the FCC may establish rates for some of these services at levels that are comparable to current UNE rates, or that we may be able to negotiate reasonable prices for these services through commercial negotiations with incumbent local exchange carriers. However, we cannot be assured that either of these possibilities will occur. If all other options were unavailable, we would be required to pay special access rates for these services. These rates are substantially higher than the rates we pay for UNEs.

SBC/AT&T and Verizon/MCI merger proceedings. In late 2005, the FCC and DOJ approved the mergers of SBC with AT&T and Verizon with MCI. The FCC, however, placed certain conditions on its approval of the mergers. Significantly, the FCC froze UNE pricing for two years and special access pricing for thirty months at current rates. The FCC, however, further ruled that UNE rates under appeal at the time of the conditions are exempt from this provision if higher rates are ultimately required. The Texas rates are still under appeal. If higher rates are ultimately ordered, the rate freeze would not apply.

AT&T/BellSouth merger proceeding. In early 2006, AT&T (formerly SBC/AT&T) and BellSouth announced their agreement to merge, and the merger was closed on December 31, 2006. The DOJ allowed the merger to proceed without conditions, but the FCC, in granting its approval of the merger, imposed significant conditions including an agreement by AT&T not to use FCC forbearance procedures for a period of 42 months, not to seek any UNE rate increases for the same period and to allow competitive carriers to use Interconnection Agreements effective in any AT&T state in any other AT&T state.

TELRIC proceeding. In late 2003, the FCC initiated a proceeding to address the methodology used to price UNEs and to determine whether the current methodology—total element long-run incremental cost, or TELRIC—should be modified. Specifically, the FCC is evaluating whether adjustments should be made to permit incumbent local exchange carriers to recover their actual embedded costs and whether to change the time horizon used to project the forward looking costs. This proceeding is still pending, and we cannot be certain as to either the timing or the result of the agency’s action.

Special Access proceeding. In January 2005, the FCC released a Notice of Proposed Rulemaking to initiate a comprehensive review of rules governing the pricing of special access service offered by incumbent local exchange carriers subject to price cap regulation (including BellSouth, AT&T, Qwest, Verizon and some other incumbent local exchange carriers). To the extent we are no longer able to obtain certain T-1 loops and DS-3 transport circuits as UNEs, we may choose to obtain equivalent circuits as special access, in which case our costs will be determined by the incumbent local exchange carriers’ special access pricing. Special access pricing by the major incumbent local exchange carriers currently is subject to price cap rules as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and remove special access service in a defined geographic area from price caps regulation (Phase II pricing flexibility) based on showings of competition. The Notice of Proposed Rulemaking tentatively concludes that the FCC should continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but the FCC will undertake an examination of whether the current triggers for pricing flexibility (based on certain levels of collocation by competitors within the defined geographic area) accurately assess competition and have worked as intended. The Notice of Proposed Rulemaking also asks for comment on whether certain aspects of incumbent local exchange carrier special access tariff offerings ( e.g. basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts), are unreasonable. We cannot predict the impact, if any, that this proceeding will have on our cost structure.

Intercarrier compensation.

In 2001, the FCC initiated a proceeding to address rules that require one carrier to make payment to another carrier for the exchange of traffic (intercarrier compensation). In its notice of proposed rulemaking, the FCC sought comment on some possible advantages of moving from the current rules to a bill-and-keep structure for all traffic types in which carriers would recover costs from their own customers, not from other carriers. In February 2005, the FCC requested further comments on these issues and on several specific proposed plans for restructuring intercarrier compensation. More recently, AT&T, BellSouth, numerous rural carriers and others offered a new proposal for reforming intercarrier compensation. We currently have little to no revenue exposure to the exchange of local traffic since our traffic is balanced and in most cases subject to bill-and-keep arrangements with other local carriers. We do, however, collect revenue for access charges for the origination and termination of other carriers’ long distance traffic. If the FCC were to move to a mandatory bill-and-keep arrangement for this traffic or to a single cost based rate structure, at significantly lower rates than we currently charge, our revenues would be reduced. We believe, however, that we have much less reliance on this type of revenue than many other competitive providers, because the vast majority of our revenue derives from our end user customers. We also consider it likely that, if the FCC does adopt a bill-and-keep regime, it will provide some opportunity for carriers to adjust other rates to offset lost access revenues. Nevertheless, we cannot predict either the timing or the result of this FCC rulemaking.

Regulatory treatment of VoI.

In February 2004, the FCC initiated a proceeding to address the appropriate regulatory framework for VoIP providers. Currently, the regulatory classification of most VoIP providers is not clear. In the proceeding initiated in 2004, the FCC is considering what regulation is appropriate for VoIP providers and whether the traffic carried by these providers will be subject to access charges. The principal focus of this rulemaking is on whether VoIP providers should be subject to some or all of the regulatory obligations of common carriers. We currently treat our services as subject to common carrier rules and regulations and, as a result, we do not anticipate that future rulings on the regulatory treatment of VoIP will have a material impact on us. Nevertheless, it is possible that the FCC’s classification of VoIP services could affect our rights to obtain T-1 loops and other UNEs.

As part of that proceeding, the FCC adopted new rules requiring all “interconnected VoIP providers” within 120 days to enable all of their customers to reach designated emergency services by dialing 911. Interconnected VoIP providers were also required to deliver notices to their customers advising them of limitations in their 911 emergency services and to make certain compliance filings with the FCC. As a regulated common carrier, however, we provide “traditional” 911 service over our dedicated network. Because the FCC’s definition of the term “interconnected VoIP provider” is not entirely clear, the rules could be interpreted to apply to our services. As such, we took steps to meet the notification and acknowledgement requirements to comply with FCC’s order based on our interpretation of the order. We cannot guarantee that the FCC will agree with our interpretation of its order, should it ever be addressed.

Forbearance proceedings

On March 19, 2006, a Verizon Petition for Forbearance from Title II regulation and other requirements for broadband transmission facilities used to serve large business customers was granted by default as a matter of law due to inaction by the FCC. Thus Verizon has now been relieved of common carrier obligations for these broadband transmission facilities. While the instant relief granted does not have a direct impact on the UNE facilities used by us and appears not to apply to T-1 or DS-3 circuits, it will impact access rights to higher capacity transmission facilities in the future. All appeals associated with the default grant have been denied, and the grant is now final.

Following the default grant of the Verizon petition, AT&T, Qwest, and BellSouth requested the same relief as that extended to Verizon. AT&T and BellSouth were granted the requested relief. The Qwest petition remains pending. The relief granted to AT&T and BellSouth does not have a direct impact on the UNE T-1, UNE DS-3 or special access facilities we use but will impact access rights to higher capacity transmission facilities in the future. The relief requested in the pending Qwest petition should not have a direct impact on the UNE T-1, UNE DS-3 or special access facilities we use but would impact access rights to higher capacity transmission facilities in the future.

On September 6, 2006, Verizon filed six petitions with the FCC requesting forbearance from the FCC’s unbundling rules. Specifically, Verizon seeks the elimination of all loop and transport unbundling requirements and of dominant carrier regulation for switched access service in Pittsburgh, New York, Boston, Providence, Virginia Beach and Philadelphia. As the basis for its request, Verizon relies upon a decision made in 2005 by the FCC that relieved Qwest of its unbundling obligations in the Omaha MSA and of its dominant carrier status and obligations based on the level of cable penetration in that market. In that proceeding, the FCC eliminated Qwest’s obligation to offer loop and transport UNEs under §251 of the Telecommunications Act of 1996 (the “Act”) in nine wire centers in the Omaha metropolitan statistical area, or MSA, in which the local cable operator has a specified level of facilities build-out. In the same proceeding, the FCC also reaffirmed Qwest’s obligation to continue providing those UNEs under §271 of the Act. The net impact of this FCC action did not eliminate the availability of UNEs in Omaha, but it did make them more expensive. On December 5, 2007, the FCC denied each of the six Verizon petitions in their entirety.

On April 30, 2007, Qwest filed similar forbearance petitions covering Denver, Minneapolis, Phoenix and Seattle. The FCC must act on these petitions by mid-2008.

Despite the recent denials of LEC forbearance petitions (and subject to significant merger-related limitations operating to constrain AT&T forbearance activity until mid-2011), we think there remains a possibility that the regional Bell operating companies and other Incumbent Local Exchange Carriers (ILEC’s) may file additional forbearance petitions in the future seeking elimination of unbundling requirements in other MSAs. We are not aware of wire centers in any MSA in which we currently offer or plan to offer service that would meet the apparent standard for UNE elimination applied in previous forbearance proceedings. Depending on the future levels of facilities-based deployment in the markets at issue, however, such forbearance petitions could eventually raise the prices that we pay for T-1 loops, EELs, and other UNE facilities currently made available under §251 of the Act. Further, additional grants of forbearance in markets where we do not currently have facilities could cause us to adjust or modify plans for expansion into those markets.

Customer proprietary network information (CPNI)

In early 2006, the FCC required all carriers to certify compliance with FCC’s CPNI rules and requirements. On February 14, 2006, the FCC initiated a proceeding seeking industry comment on what additional steps the FCC should take, if any, to further protect the privacy of CPNI collected and held by telecommunications carriers. We are unable to predict what new requirements, if any, may be placed on carriers.

We are also subject to federal and state rules and regulations pertaining to CPNI. In connection with these rules and regulations, the FCC has initiated a series of investigations regarding the CPNI practices of individual companies, including ours. The FCC’s investigation of our CPNI compliance began on February 1, 2006. On April 21, 2006, the FCC issued a Notice of Apparent Liability which became part of ongoing discussions between us and the FCC regarding our potential noncompliance with several administrative record-keeping rules. On October 9, 2007, this matter came to a close when we entered into a consent decree with the FCC, whereby we made a payment of $0.2 million to the United States Treasury. We had accurately estimated and recorded this liability in prior periods.

State Regulation

State agencies exercise jurisdiction over intrastate telecommunications services, including local telephone service and in-state toll calls. To date, we are authorized to provide intrastate local telephone, long distance telephone and operator services in California, Colorado, Georgia, Illinois, Texas, Michigan and Florida, as well as in eight other states where we are not yet operational. As a condition to providing intrastate telecommunications services, we are required, among other things, to:

1.

file and maintain intrastate tariffs or price lists describing the rates, terms and conditions of our services;

2.

comply with state regulatory reporting, tax and fee obligations, including contributions to intrastate universal service funds; and

3.

comply with, and to submit to, state regulatory jurisdiction over consumer protection policies (including regulations governing customer privacy, changing of service providers and content of customer bills), complaints, transfers of control and certain financing transactions.

Generally, state regulatory authorities can condition, modify, cancel, terminate or revoke certificates of authority to operate in a state for failure to comply with state laws or the rules, regulations and policies of the state regulatory authority. Fines and other penalties may also be imposed for such violations. As we expand our operations, the requirements specific to any individual state will be evaluated to ensure compliance with the rules and regulations of that state.

In addition, the states have authority under the federal Telecom Act to determine whether we are eligible to receive funds from the federal universal service fund. They also have authority to approve or (in limited circumstances) reject agreements for the interconnection of telecommunications carriers’ facilities with those of the incumbent local exchange carrier, to arbitrate disputes arising in negotiations for interconnection and to interpret and enforce interconnection agreements. In exercising this authority, the states determine the rates, terms and conditions under which we can obtain access to the loop and transport UNEs that are required to be available under the FCC rules. The states may re-examine these rates, terms and conditions from time to time.

State commissions are in the process of implementing the TRO and TRRO by conducting proceedings to interpret the TRO/TRRO requirements for purposes of amending the interconnection agreements as required by the TRRO.

Many of these proceedings have concluded for the most part; however, various sub-issues remain under review and decisions are still subject to petitions for reconsideration and appeals in many cases. As such, the orders are not final and changes could occur that would impact the rulings of the state commissions. As a part of the TRRO implementation proceedings, many states are also requiring incumbent local exchange carriers to provide access to the network elements required under Section 271 and in some cases are conducting investigations to provide pricing of 271 network elements. State rulings on our rights to access 271 network elements and the pricing of 271 elements will also be subject to appeals and possibly FCC intervention. California, Georgia, Illinois and Texas have addressed 271 access rights in the context of the TRRO proceedings, but only Georgia set rates for 271 network elements, a decision that was subsequently overturned by a United States District Court. This decision will result in higher access rates for us for a small percentage of circuits that we purchase from BellSouth, but the court explicitly stated that BellSouth may not issue backbills for the period of time during which we were paying lower rates.

State governments and their regulatory authorities may also assert jurisdiction over the provision of intrastate IP communications services where they believe that their authority is broad enough to cover regulation of IP-based services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of IP telephony services. We operate as a regulated carrier subject to state regulation, rules and fees and, therefore, do not expect to be affected by these proceedings. The FCC proceeding on VoIP is expected to address, among other issues, the appropriate role of state governments in the regulation of these services.

Local Regulation

In certain locations, we are required to obtain local franchises, licenses or other operating rights and street opening and construction permits to install, expand and operate our telecommunications facilities in the public rights-of-way. In some of the areas where we provide services, we pay license or franchise fees based on a percentage of gross revenues. Cities that do not currently impose fees might seek to impose them in the future, and after the expiration of existing franchises, fees could increase. Under the federal Telecom Act, state and local governments retain the right to manage the public rights-of-way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and non-discriminatory basis, to recover the costs associated with government’s management of the public rights-of-way. As noted above, these activities must be consistent with the federal Telecom Act and may not have the effect of prohibiting us from providing telecommunications services in any particular local jurisdiction. In certain circumstances, we may be subject to local fees associated with construction and operation of telecommunications facilities in the public rights-of-way. To the extent these fees are required, we comply with requirements to collect and remit the fees.

History

Dialpoint Communications Corporation (“DCC” or the “Company”) was incorporated in the state of  Nevada, and is a developmental stage company that is engaged in the business of  the development of technology related to the broadcast of voice communications over the Internet (Internet Telephone) and the servicing of web-based information transmission needs of end users.

Intellectual Property

We do not own any patent registrations, applications, or licenses. We maintain and protect trade secrets, know-how and other proprietary information regarding many of our business processes and related systems.

Employees

At December 31, 2007, we had 2 employees. As of the date of this filing we have 4 employees.  None of our employees are represented by labor unions. We believe that relations with our employees are good.

Where You Can Find More Information

Our website address is www.dpvoice.com. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our website.  under the heading “SEC Filings” or on the Securities and Exchange Commission’s, or the SEC’s, Internet website at

www.sec.gov . These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC. You can also find our Code of Ethics on our website under the heading “Corporate Governance” or by requesting a copy from us.

Item 1A.  Risk Factors

Risk Related to our Business

The success of our expansion plans depends on a number of factors that are beyond our control.

We have grown our business by entering new geographical markets, and we plan to continue opening three new markets per year. Although we expanded into 3 markets in 2007, there is no guarantee we will be able to maintain our past growth. Our success in expanding to new markets depends on the following factors:

1.

the availability and retention of qualified and effective local management;

2.

the overall economic health of the new markets;

3.

the number and effectiveness of competitors;

4.

the pricing structure under which we will be able to obtain circuits and purchase other services required to serve our customers;

5.

our ability to establish a relationship and work effectively with the local telephone company for the provision of access lines to customers; and

6.

the maintenance of state regulation that protects us from unfair business practices by local telephone companies or others with greater market power who have relationships with us as both competitors and suppliers.

We may not be able to continue to grow our customer base at historic rates, which would result in a decrease in the rate of revenue growth.

We experienced an annual growth rate in customer locations of 28.2% as of December 31, 2007 from December 31, 2006. We may not experience this same growth rate in the future, or we may not grow at all, in our current markets. Future growth in our existing markets may be more difficult than our growth has been to date due to increased or more effective competition in the future, difficulties in scaling our business systems and processes or difficulty in maintaining sufficient numbers of qualified market management personnel, sales personnel and qualified integrated access device installation service providers to obtain and support additional customers. Failure to continue to grow our customer base at historic rates would result in a corresponding decrease in the rate of our revenue growth.

The fixed pricing structure for our integrated packages makes us vulnerable to price increases by our suppliers for network equipment and access fees for circuits that we lease to gain access to our customers.

We offer our integrated packages to customers at a fixed price for one, two or three years. If we experience an increase in our costs due to price increases from our suppliers, vendors or third-party carriers or increases in access, installation, interconnection fees payable to local telephone companies or other fees, we may not be able to pass these increases on to our customers immediately, and this could materially harm our results of operations.

We face intense competition from other providers of communications services that have significantly greater resources than we do. Several of these competitors are better positioned to engage in competitive pricing, which may impede our ability to implement our business model of attracting customers away from such providers.

The market for communications services is highly competitive. We compete, and expect to continue to compete, with many types of communications providers, including traditional local telephone companies. In the future, we may also face increased competition from cable companies, new VoIP-based service providers or other managed service providers with similar business models to our own. We integrated mobile services with our existing services in the first quarter of 2006 and now face competition from mobile service providers as well.

Our current or future competitors may provide services comparable or superior to those provided by us, or at lower prices, or adapt more quickly to evolving industry trends or changing market requirements.

A substantial majority of our target customers are existing small businesses that are already purchasing communications services from one or more of these providers. The success of our operations is dependent on our ability to persuade these small businesses to leave their current providers. Many of these providers have competitive advantages over us, including substantially greater financial, personnel and other resources, better access to capital, brand name recognition and long-standing relationships with customers. These resources may place us at a competitive disadvantage in our current markets and limit our ability to expand into new markets. Because of their greater financial resources, some of our competitors can also better afford to reduce prices for their services and engage in aggressive promotional activities. Such tactics could have a negative impact on our business. For example, some of our competitors have adopted pricing plans such that the rates that they charge are not always substantially higher, and in some cases are lower, than the rates that we charge for similar services. In addition, other providers are offering unlimited or nearly unlimited use of some of their services for an attractive monthly rate. Any of the foregoing factors could require us to reduce our prices to remain competitive or cause us to lose customers, resulting in a decrease in our ARPU and revenue.

Continued industry consolidation could further strengthen our competitors, and we could lose customers or face adverse changes in regulation.

In 2005, Verizon announced its merger with MCI, and SBC announced its merger with AT&T, with the combined company being renamed AT&T. In late 2006, AT&T and BellSouth completed the merger of their two companies. While we believe that, at least in the short term, this increasing consolidation in the communications industry will result in a greater focus on the part of our competitors on the large enterprise and consumer markets, the increased size and market power of these companies may have adverse consequences for us. These competitors could focus their large resources, in the future, on regaining share in the small business sector, and we could lose customers or not grow as rapidly. Furthermore, these companies could use their greater resources to lobby effectively for changes in federal or state regulation that could have an adverse effect on our cost structure or our right to use access circuits that they are currently required to make available to us. These changes would have a harmful effect on our future financial results.

Increasing use of VoIP technology by our competitors, entry into the market by new providers employing VoIP technology and improvements in quality of service of VoIP technology provided over the public Internet could increase competition.

Our success is based partly on our ability to provide voice and broadband services at a price that customers typically pay for voice services alone by taking advantage of cost savings achieved by employing VoIP technology, as compared to using traditional networks. The adoption of VoIP technology by other communications carriers, including existing competitors such as local telephone companies that currently use legacy technologies, could increase price competition.

Moreover, other VoIP providers could also enter the market. Because networks using VoIP technology can be deployed with less capital investment than traditional networks, there are lower barriers to entry in this market, and it may be easier for new entrants to emerge. Increased competition may require us to lower our prices or may make it more difficult for us to retain our existing customers or add new customers.

We believe we generally do not compete with VoIP providers who use the public Internet to transmit communications traffic, as these providers generally do not provide the level and quality of service typically demanded by the business customers we serve. However, future advances in VoIP technology may enable these providers to offer an improved level and quality of service to business customers over the public Internet and with lower costs than using a private network. This development could result in increased price competition.

Our operational support systems and business processes may not be adequate to effectively manage our growth.

Our continued success depends on the scalability of our systems and processes. As of December 31, 2007, none of our individual market operations have supported levels of customers substantially in excess of 8,500, and our centralized systems and processes have not supported more than approximately 35,000 customer locations. We cannot be certain that our systems and processes are adequate to support ongoing growth in customers. In addition, our growing managed services profile, including our new mobile services and associated new applications, may create operating inefficiencies and result in service problems if we are unsuccessful in fully integrating such new services into our existing operations. Failure to manage our future growth effectively could harm our quality of service and customer relationships, which could increase our customer churn, result in higher operating costs, write-offs or other accounting charges and otherwise materially harm our financial condition and results of operations.

We depend on local telephone companies for the installation and maintenance of our customers’ T-1 access lines and other network elements and facilities.

Our customers’ T-1 access lines are installed and maintained by local telephone companies in each of our markets. If the local telephone company does not perform the installation properly or in a timely manner, our customers could experience disruption in service and delays in obtaining our services. Since inception, we have experienced routine delays in the installation of T-1 lines by the local telephone companies to our customers in each of our markets, although these delays have not yet resulted in any material impact to our ability to compete and add customers in our markets. Any work stoppage action by employees of a local telephone company that provides us services in one of our markets could result in substantial delays in activating new customers’ lines and could materially harm our operations. Although local telephone companies may be required to pay fines and penalties to us for failures to provide us with these installation and maintenance services according to prescribed time intervals, the negative impact on our business of such failures could substantially exceed the amount of any such cash payments. Furthermore, we are also dependent on traditional local telephone companies for access to their collocation facilities, and we utilize certain of their network elements. Failure of these elements or damage to a local telephone company’s collocation facility would cause disruptions in our service.

We depend on third-party providers who install our integrated access devices at customer locations. We must maintain relationships with efficient installation service providers in our current cities and identify similar providers as we enter new markets in order to maintain quality in our operations.

The installation of integrated access devices at customer locations is an essential step that enables our customers to obtain our service. We outsource the installation of integrated access devices to a number of different installation vendors in each market. We must ensure that these vendors adhere to the timelines and quality that we require to provide our customers with a positive installation experience. In addition, we must obtain these installation services at reasonable prices. If we are unable to continue maintaining a sufficient number of installation vendors in our markets who provide high quality service at reasonable prices to us, we may have to use our own employees to perform installations of integrated access devices. We may not be able to manage such installations effectively using our own employees with the quality we desire and at reasonable costs.

Some of our services are dependent on facilities and systems maintained by or equipment manufactured by third parties over which we have no control, the failure of which could cause interruptions or discontinuation of some of our services, damage our reputation, cause us to lose customers and limit our growth.

We provide some of our existing services, such as email and web hosting, by reselling to our customers services provided by third parties, and beginning in the first quarter of 2006, we started offering mobile options integrated with our existing services by reselling mobile services provided by an established national third-party mobile carrier and reselling mobile equipment manufactured by third parties. We do not have control over the networks and other systems maintained by these third parties or their equipment manufacturing processes, facilities or supply chains. If our third-party providers fail to maintain their facilities properly or fail to respond quickly to network or other problems, our customers may experience interruptions in the service they obtain from us or we may not be able to supply the needed mobile equipment. Any service interruptions experienced by our customers could negatively impact our reputation, cause us to lose customers and limit our ability to attract new customers.

We are regulated by the Federal Communications Commission, state public service commissions and local regulating governmental bodies. Changes in regulation could result in price increases on the circuits that we lease from the local telephone companies or losing our right to lease these circuits from them.

We operate in a highly regulated industry and are subject to regulation by telecommunications authorities at the federal, state and local levels. Changes in regulatory policy could increase the fees we must pay to third parties, make certain required inputs for our network less readily available to us or subject us to more stringent requirements that could cause us to incur additional operating expenditures.

The T-1 connections we provide to our customers are leased primarily from our competitors, the local telephone companies. The rules of the FCC, adopted under the Telecommunications Act of 1996, generally entitle us to lease these connections at wholesale prices based on incremental costs. It is possible, though we believe unlikely, that Congress will pass legislation in the future that will diminish or eliminate our right to lease such connections at regulated rates. In addition, a court decision in late 2004 led the FCC to eliminate our right to purchase connections at wholesale prices based on incremental costs in some situations. Therefore, the costs we incur to obtain some of these T-1 connections increased.

Our rights of access to the facilities of local telephone companies may also change as a result of future regulatory decisions, including forbearance petitions as well as court decisions. Although AT&T is prevented by merger conditions placed on it by the FCC from filing forbearance petitions related to UNE availability until at least mid-2010, Qwest is under no such restriction and in fact filed a forbearance petition with the FCC on April 27, 2007 seeking to escape unbundling requirements in Denver, Colorado .. In December 2007, the FCC denied a similar request from Verizon regarding New York, Philadelphia, Virginia Beach, Pittsburg, Providence and Boston. Should the Denver petition be granted in whole or in part, our access to UNE availability in Denver would be diminished, which may lower our margins in Denver ..

Although we expect that we will continue to be able to obtain T-1 connections for our customers, we may not be able to do so at current prices. The pricing for the majority of the T-1 connections we use is established by state regulatory commissions and, from time to time, this pricing is reviewed and the state commission decisions are subject to appeal. If our right to obtain these connections at regulated prices based on incremental costs is further impaired, we will need either to negotiate new commercial arrangements with the local telephone companies to obtain the connections, perhaps at unfavorable rates and conditions, or to obtain other means of providing connections to our customers, which may be expensive and require a long timeframe to implement, either of which may cause us to exit such affected markets and decrease our customer base and revenues.

The FCC is also considering changing its rules for calculating incremental cost-based rates, which could result in either increases or decreases in our cost to lease these facilities. Significant increases in wholesale prices, especially for the loop element we use most extensively, could materially harm our business

The FCC is reexamining its policies towards VoIP and telecommunications in general. New or existing regulation could subject us to additional fees or increase the competition we face.

We currently operate as a regulated common carrier, which subjects us to some regulatory obligations. The FCC adopted rules applicable to “interconnected VoIP providers,” but it has not determined whether to classify interconnected VoIP providers as common carriers. The rules applicable to interconnected VoIP providers require them to provide access to emergency 911 services for all customers that are comparable to the 911 services provided by traditional telephone networks, to implement certain capabilities for the monitoring of communications by law enforcement agencies pursuant to a subpoena or court order and to contribute to the federal universal service fund. As a common carrier, we currently comply with the 911 requirements, comply with the law enforcement assistance requirements applicable to traditional telecommunications carriers and contribute to the federal universal service fund. The FCC continues to examine its policies towards services provided over IP networks, such as our VoIP technology, and the results of these proceedings could impose additional obligations, fees or limitations on us.

We are also subject to federal and state rules and regulations pertaining to CPNI. In connection with these rules and regulations, the FCC initiated a series of investigations regarding the CPNI practices of individual companies, including ours. The FCC’s investigation of our CPNI compliance has been resolved; however, it is possible there may be additional investigations in the future that may result in fines or assessments.

Regulatory decisions may also affect the level of competition we face. Reduced regulation of retail services offered by local telephone companies could increase the competitive advantages those companies enjoy, cause us to lower our prices in order to remain competitive or otherwise make it more difficult for us to attract and retain customers.

Our customer churn rate may increase.

Customer churn occurs when a customer discontinues their service with us, whether due to going out of business or switching to a competitor. Changes in the economy, as well as increased competition from other providers, can both impact our customer churn rate. We cannot predict general economic conditions. Nor can we predict future pricing by our competitors, but we anticipate that aggressive price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. Although our customer churn rate was approximately 1.0% per month for the years ended December 31, 2005 and 2006 and also for the first half of 2007, our churn has recently increased to 1.1% in the third quarter of 2007 and to 1.4% in the fourth quarter of 2007. We believe this elevated churn is due to general economic factors. We also believe churn will continue to be elevated through at least the first quarter of 2008. While we believe churn may be reduced in future periods, there is no assurance that this will occur, as we cannot predict the effects or duration of the current economic downturn. Higher customer churn rates could adversely impact our revenue growth. A sustained and significant growth in the churn rate could have a material adverse effect on our business.

We obtain the majority of our network equipment and software from Cisco Systems, Inc. Our success depends upon the quality, availability and price of Cisco’s network equipment and software.

We obtain the majority of our network equipment and software from Cisco Systems. In addition, we rely on Cisco Systems for technical support and assistance. Although we believe that we maintain a good relationship with Cisco Systems and our other suppliers, if Cisco Systems or any of our other suppliers were to terminate our relationship or were to cease making the equipment and software we use, our ability to maintain, upgrade or expand our network could be impaired. Although we believe that we would be able to address our future equipment needs with equipment obtained from other suppliers, we cannot assure you that such equipment would be compatible with our network without significant modifications or cost, if at all. If we were unable to obtain the equipment necessary to maintain our network, our ability to attract and retain customers and provide our services would be impaired. In addition, our success depends on our obtaining network equipment and software at affordable prices. Significant increases in the price of these products would harm our financial results and may increase our capital requirements.

We depend on third-party vendors for information systems. If these vendors discontinue support for the systems we use or fail to maintain quality in future software releases, we could sustain a negative impact on the quality of our services to customers, the development of new services and features and the quality of information needed to manage our business.

We have entered into agreements with vendors that provide for the development and operation of back office systems, such as ordering, provisioning and billing systems. We also rely on vendors to provide the systems for monitoring the performance and condition of our network. The failure of those vendors to perform their services in a timely and effective manner at acceptable costs could materially harm our growth and our ability to monitor costs, bill customers, provision customer orders, maintain the network and achieve operating efficiencies. Such a failure could also negatively impact our ability to retain existing customers or to attract new customers.

We use software technology developed internally and by third-party vendors, and hardware technology developed by third-party vendors. We or any of these vendors could be subject of a lawsuit alleging a violation of the intellectual property of third parties.

We have created software systems, purchased software from third-party vendors and purchased hardware from third-party vendors. Our contracts with these vendors provide indemnification for DialPoint should any entity allege that DialPoint is violating its intellectual property. Should an entity bring suit or otherwise pursue intellectual property claims against us based on its own technology or the technology of third-party vendors, the result of those claims could be to raise our costs or deny us access to technology currently necessary to our network or software systems.

If we are unable to generate the cash that we need to pursue our business plan, we may have to raise additional capital on terms unfavorable to our stockholders.

The actual amount of capital required to fund our operations and development may vary materially from our estimates. If our operations fail to generate the cash that we expect, we may have to seek additional capital to fund our business. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing or obtain additional equity capital. In addition, the terms of our secured revolving line of credit with Bank of America subjects us to restrictive covenants limiting our flexibility in planning for, or reacting to changes in, our business, and any other indebtedness we incur in the future is likely to include similar covenants. If we do not comply with such covenants, our lenders could accelerate repayment of our debt or restrict our access to further borrowings. If we raise funds by selling more stock, our stockholders’ ownership in us will be diluted, and we may grant future investors rights superior to those of the common stockholders. If we are unable to obtain additional capital when needed, we may have to delay, modify or abandon some of our expansion plans. This could slow our growth, negatively affect our ability to compete in our industry and adversely affect our financial condition.

If we cannot negotiate new (or extensions of existing) interconnection agreements with local telephone companies on acceptable terms, it will be more difficult and costly for us to provide service to our existing customers and to expand our business.

We have agreements for the interconnection of our network with the networks of the local telephone companies covering each market in which we operate. These agreements also provide the framework for service to our customers when other local carriers are involved. We will be required to negotiate new interconnection agreements to enter new markets in the future. In addition, we will need to negotiate extension or replacement agreements as our existing interconnection agreements expire. Most of our interconnection agreements have terms of three years, although the parties may mutually decide to amend the terms of such agreements. If we cannot negotiate new interconnection agreements or renew our existing interconnection agreements on favorable terms or at all, we may invoke binding arbitration by state regulatory agencies. The arbitration process is expensive and time-consuming, and the results of an arbitration may be unfavorable to us. If we are unable to obtain favorable interconnection terms, it would harm our existing operations and opportunities to grow our business in our current and new markets.

Our competitors may be better positioned than we are to adapt to rapid changes in technology, and we could lose customers.

The communications industry has experienced, and will probably continue to experience, rapid and significant changes in technology. Technological changes, such as the use of wireless network access to customers in place of the T-1 access lines we lease from the local telephone companies, could render aspects of the technology we employ suboptimal or obsolete and provide a competitive advantage to new or larger competitors who might more easily be able to take advantage of these opportunities. Some of our competitors, including the local telephone companies, have a much longer operating history, more experience in making upgrades to their networks and greater financial resources than we do. We cannot assure you that we will obtain access to new technologies as quickly or on the same terms as our competitors, or that we will be able to apply new technologies to our existing networks without incurring significant costs or at all. In addition, responding to demand for new technologies would require us to increase our capital expenditures, which may require additional financing in order to fund. As a result of those factors, we would lose customers and our financial results could be harmed.

System disruptions could cause delays or interruptions of our service, which could cause us to lose customers or incur additional expenses.

Our success depends on our ability to provide reliable service. Although we have designed our network service to minimize the possibility of service disruptions or other outages, our service may be disrupted by problems on our system, such as malfunctions in our software or other facilities, overloading of our network and problems with the systems of competitors with which we interconnect, such as physical damage to telephone lines and power surges and outages. Although we have experienced isolated power disruptions and other outages for short time periods, we have not had any system disruptions of a sufficient duration or magnitude that would have a significant impact to our customers or our business. Any significant disruption in our network could cause us to lose customers and incur additional expenses.

Business disruptions, including disruptions caused by security breaches, terrorism or other disasters, could harm our future operating results.

The day-to-day operation of our business is highly dependent on the integrity of our communications and information technology systems, and on our ability to protect those systems from damage or interruptions by events beyond our control. Sabotage, computer viruses or other infiltration by third parties could damage our systems. Such events could disrupt our service, damage our facilities, damage our reputation, and cause us to lose customers, among other things, and could harm our results of operations. In addition, a catastrophic event could materially harm our operating results and financial condition. Catastrophic events could include a terrorist attack on the United States, or a major earthquake, fire, or similar event that affects our central offices, corporate headquarters, network operations center or network equipment. We believe that communications infrastructures, such as the one on which we rely, may be vulnerable in the case of such an event, and our markets, which are metropolitan markets, or Tier 1 markets, may be more likely to be the targets of terrorist activity.

We are small and understaffed.  We do not have accountants employed with us so as to facilitate our internal controls.  Any failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

We cannot assure you that material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We have not been profitable in the past and we may not continue to be profitable in the future.

We have experienced losses since inception and may not be profitable in the near term if at all at any point.

Risks Related To Our Common Stock

Future sales of shares by existing stockholders or issuances of our common stock by us could reduce our stock price.

If our existing stockholders sell substantial amounts of our common stock in the public market or we issue additional shares of common stock, par value $0.01 per share, the market price of our common stock could decline.

We may also issue shares of our common stock from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we issue may in turn be significant. In addition, we may grant registration rights covering those shares in connection with any such acquisitions and investments.

In the future, we may sell additional shares of our common stock to raise capital. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price of our common stock. The issuance and sales of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock.

Anti-takeover provisions in our charter documents and Nevada corporate law might deter acquisition bids for us that our stockholders might consider favorable.

Our amended and restated certificate of incorporation provides for a classified board of directors; the inability of our stockholders to call special meetings of stockholders, to act by written consent, to remove any director or the entire board of directors without cause, or to fill any vacancy on the board of directors; and advance notice requirements for stockholder proposals. Our board of directors is also permitted to authorize the issuance of preferred stock with rights superior to the rights of the holders of common stock without any vote or further action by our stockholders. These provisions and other provisions under Nevada law could make it difficult for a third party to acquire us, even if doing so would benefit our stockholders.

Because we do not currently intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

The continued expansion of our business will require substantial funding. Accordingly, we do not currently anticipate paying any dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

Item 1B.  Unresolved SEC Staff Comments

None.

Item 2.  Properties

We lease a 15,000 square-foot facility for our corporate headquarters in Jacksonville, Fl.  We also lease a facility in Rock Hill South Carolina as a repair, service and deployment center company-wide.  We entered into these leases arrangement and occupied these respective premises during the first quarter of 2008.  As a consequence there are no rental expenses attributable to the year ended December 31, 2007.  We do not own any real estate. Our management believes that our properties, taken as a whole, are in good operating condition and are suitable for our business operations. As we expand our business into new markets, we expect to lease additional data center facilities and sales office facilities.

From time to time, as we have entered into new leases or extend existing lease terms, we have received leasehold improvement concession allowances and free rent abatement. In accordance with the guidance under FASB Statement No. 13, Accounting for Leases , FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period , and FASB Technical Bulletin No. 88-1 (as amended), Issues Relating to Accounting for Leases , we have included these tenant incentives in our straight-line rent expense over the life of the lease and are amortizing the leasehold improvements to depreciation expense over the shorter of the useful life of the asset(s) added or the lease term. Our lease agreements also generally have lease renewal options that are at our discretion and range in terms.

Item 3.  Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business such as collections actions for non-payment when or if our customers fail to pay us accordingly. But as of December 31, 2007 and as of the date of this filing, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4.  Submission of Matters to a Vote of Stockholders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information and Dividend Policy for Our Common Stock

Our common stock is currently traded on the Over-the-Counter Bulletin Board® (OTCBB®) under the symbol “DLPC.” We initially list on December 18, 2007.  Prior to listing on OTCBB® no established public trading market for our common stock existed.  As of the date of this filing, there were approximately 86 holders of record of shares of our common stock.  The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock on The Nasdaq Global Market:

Market Prices
	High	Low
Calendar Year 2006
First quarter	$-	$-
Second quarter	$-	$-
Third quarter	$-	$-
Fourth quarter	$-	$-

Calendar Year 2007
First quarter	$-	$-
Second quarter	$-	$-
Third quarter	$-	$-
Fourth quarter	$$0.10	$$0.10

As of April 4, 2008, the closing price of our common stock was $0.10.

We have never paid or declared any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. We currently anticipate that we will use any future earnings for use in the operation of our business and to fund future growth. The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable contractual arrangements.

Securities Authorized for Issuance under Equity Compensation Plans

We have not yet issued our employees any equity based compensation or awards under any Equity Incentive Award Plan (“Plan”), No such Plans have been  adopted or approved by our board or stockholders. Nonetheless, the following table provides information as of December 31, 2007 and as of the date of this filing regarding outstanding options and shares reserved for future issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of outstanding options, warrants and Rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2007 Equity Incentive Award Plan	—	$—	—
2006 Equity Incentive Award Plan(1)	—	$—	—
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	—

We expect to formulate and adopt a stock option plan at some point during 2008 though presently we have not considered or deliberated on any specific terms and conditions to said Plan.

Transfer Agent and Registrar

Island Stock Transfer is the transfer agent and registrar for our common stock. They may be contacted as follows:

Telephone:

727-289-0010

Fax:

727-289-0069

Postal Address:

100 Second Avenue South, Suite 104N St. Petersburg, Florida 33701

E-mail Address:

info@islandstocktransfer.com

Website:

www.islandstocktransfer.com

 Item 6.  Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The statement of operations data for the full year ended December 31, 2007, and from the date of our inception (April 20, 2006) to December 31, 2006 and the balance sheet data as of December 31, 2007 and 2006, are derived from, and are qualified by reference to, the audited financial statements and notes thereto included elsewhere in this Form 10-K.  Historical results are not necessarily indicative of results to be expected in the future.

Statement of Operations

Statements of Operations

		From Inception	From Inception
	For the	on April 20,	on April 20,
	Year Ended	2006 Through	2006 Through
	December 31,	December 31,	December 31,
	2007	2006	2007

REVENUES	$240	$-	$240

OPERATING EXPENSES

General and administrative	12,991	17,800	30,791
Depreciation expense	28,169	-	28,169

Total Operating Expenses	41,160	17,800	58,960

LOSS FROM OPERATIONS	(40,920)	(17,800)	(58,720)

OTHER EXPENSES

Interest expense	(8,424)	-	(8,424)

Total Other Expenses	(8,424)	-	(8,424)

NET LOSS BEFORE INCOME TAXES	(49,344)	(17,800)	(67,144)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(49,344)	$(17,800)	$(67,144)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,324,875	13,050,000

Balance Sheets

Balance Sheets

ASSETS
	December 31,	December 31,
	2007	2006
CURRENT ASSETS

Cash	$18,300	$-

Total Current Assets	18,300	-
EQUIPMENT, net	113,121	140,400

TOTAL ASSETS	$131,421	$140,400

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$350	$-
Current portion of notes payable	14,748	10,000
Accrued interest payable	8,424	-
Related party payable	3,900	400

Total Current Liabilities	27,422	10,400
LONG-TERM LIABILITIES
Notes payable	107,268	130,400

TOTAL LIABILITIES	134,690	140,800
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value; 75,000,000 shares
authorized; 13,599,750 and 13,050,000 shares
issued and outstanding, respectively	13,600	13,050
Additional paid-in capital	50,275	4,350
Deficit accumulated during development stage	(67,144)	(17,800)
Total Stockholders' Equity (Deficit)	(3,269)	(400)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$131,421	$140,400

Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here.

In this report, Dialpoint Communications Corporation and its subsidiaries are referred to as “we”, the “Company” or “DialPoint”.

Going Concern

The financial statements included in this report were prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $67,144 as of December 31, 2007.  As of that date we had limited liquidity, and had not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  We do believe that at or before the start of the second quarter of 2008 we may be able to generaqte sufficient revenue so as to sustain operations but there can be no assurance that we are correct.

Management anticipates that the Company might be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Overview

We provide managed IP-based communications services to our target customers of small businesses with 5 to 249 employees in second-tier or so-called second city markets. A retail market is generally considered secondary or tertiary if there are fewer than 1 million people in the metropolitan statistical area (MSA). Today many suggest that a population as little as 500,000 may constitute a second tier city. ( February 2007 Property & Portfolio Research Publication).  We provide these services through bundled packages of local and long distance voice services, broadband Internet services and mobile services, together with additional applications and services, for an affordable fixed monthly fee under contracts with terms of 12-36 months. We are capable of proffering our services nation-wide and to customers throughout the United States including Hawaii and Alaska.  We currently have customers in the following states:

1.

North Carolina

2.

South Carolina

3.

Florida

4.

Georgia

5.

Nevada

6.

Oklahoma

7.

California

We operate our business primarily out of our facilities in Jacksonville, Florida.  We sell integrated packages of services, primarily delineated by the number of local voice lines, long distance minutes and T-1 connections provided to the customer. Each of our Service packages includes local and long distance voice services and broadband Internet access, plus additional value-added applications. Customers may also choose to add extra features or lines for additional fee(s).

Our voice services are delivered using VoIP technology, and all of such services are delivered over our secure all-IP network, which we believe affords greater service flexibility and significantly lower network costs than traditional service providers using circuit-switch technologies. We offer our mobile voice and data services via our mobile virtual network operator relationship with a nationwide wireless network provider. We believe our high degree of systems automation contributes to operational efficiencies and lower costs in our support functions.

We sell our services primarily through outside sales agents and internet marketing campaigns, direct mailers print ads, etc. Our agents do not work for us directly.  They are compensated by a percentage of the revenues we derive from the customers they refer to us.  Sometimes these agents have business relationships with these customers and, in many cases; they may perform equipment installations for us at our customers’ sites. Some of our new customers are generated by referrals from existing customers and partners. We offer financial incentives to our customers and other sources for referrals.

We compete primarily against incumbent local exchange carriers and, to a lesser extent, against competitive local exchange carriers, both of which are local telephone companies. Local telephone companies do not necessarily focus on our target markets. Moreover, we believe that they concentrate on medium or large enterprises or residential customers.

Cable television providers have begun serving the small business markets with telephone service, in addition to high speed Internet access and video. To date, we have not experienced significant competition from cable television providers and do not believe that they intend to offer the breadth of services and applications that our customers purchase from us. We compete primarily based on the caliber of our customer service.  We offer many of the same services to our customers that are available to large business enterprises.  We strive to maintain the integrity of our network and its reliability and operational efficiencies.

We formed Dialpoint in April of 2006. We tended to corporate formation matters and corporate governance issues initially.  Beginning in 2007 we focused on preparing for and planning the implementation of our business.  As a consequence we did not generate significant revenue as we had not yet initiated the substantive execution of our business.  We began to take on customers in the last quarter of 2007.  As of the date of this filing we have in place the technological infrastructure and resources to focus on generating revenues.

  We proffer our customers telecommunications services.  We require significantly less capital to launch and maintain operations compared to traditional communications companies using legacy technologies.  Our capital expenditures in any given geographical market a correlate with our success in generating revenues in that market. As our customer base grows we expect to invest in or allocate additional capital to that market by establishing a satellite facility or customer care center in that market if necessary. We believe that such a model for growth and its effect on our prospective capital expenditures mitigates the risk of unprofitable expansion. We expect to benefit from a low fixed-cost in our budgeted capital expenditures associated with each new market we might enter, particularly in comparison to service providers employing time-division multiplexing.

Time-Division Multiplexing (TDM) is a type of digital or (rarely) analog multiplexing in which two or more signals or bit streams are transferred apparently simultaneously as sub-channels in one communication channel, but physically are taking turns on the channel. The time domain is divided into several recurrent timeslots of fixed length, one for each sub-channel. A sample, byte or data block of sub-channel 1 is transmitted during timeslot 1, sub-channel 2 during timeslot 2, etc. One TDM frame consists of one timeslot per sub-channel. After the last sub-channel the cycle starts all over again with a new frame, starting with the second sample, byte or data block from sub-channel 1, etc.  This is a technique for transmitting multiple channels of separate data, voice and/or video signals simultaneously over a single communication medium, or circuit-switch technology, which is a switch that establishes a dedicated circuit for the entire duration of a call.  The capital expenditures associated with the implementation of this technology would be cost-prohibitive to us at this point.

The nature of the primary components of our operating results—revenues, cost of revenue and selling, general and administrative expenses—are described below:

Revenue

December 31,	December 31,	December 31,
2007	2006	2007

REVENUES	$240	$-	$240

During the year ended December 31, 2007 we did not generate substantive revenue.

On or about January 9, 2008 we acquired Hostigation, sole proprietorship owned and controlled by Timothy Flavin.  Concurrent with that date we filed a current report on form 8-K disclosing said acquisition.  We characterized the transaction as an asset purchase acquiring all of the asset of the business.  With this acquisition we inherited approximately 600 customers generating monthly recurring revenue. Since January 2008 we have generated revenue sourced from this asset acquisition in each month as follows:

1.

January 2008

$11,538.07

2.

February 2008

$8,802.72

3.

March 2008

 $8,514.09

These figures are un-audited but represent our best assessment of the results of operations for the period(s) indicated.  The majority of our customers subscribe to a package, which serves customers with 4-15 local voice lines, for business enterprises with 20 or fewer employees. A smaller segment of our clientele require 16-24 local voice lines, and employ 20-50 personnel. Though we have the service capacity, we do not yet services business customers with greater than 100 employees. Our customers receive all our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second). When necessary we can afford our customers services over two or three dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps or 4.5 Mbps respectively. We believe that our customers highly value the level of symmetric bandwidth offered by our services. As of December 31, 2007, approximately 84.1% of our customer base had Service I, 14.8% had Service II, and 1.1% had Service III.

We do not have sufficient data so as to formulate meaningful average monthly revenue per customer metrics for the year ended December 2007.  We are fairly certain that for the first quarter of 2008 we will secure reasonably consistent revenue so as assess any trends in the data.

We believe that average monthly revenue per customer location is likely to be impacted by a number of factors, including:

1.

The distribution of customer installations during a period;

2.

The adoption by customers of applications for which incremental fees are paid;

3.

The trend toward customers executing longer term contracts at lower package prices as compared to shorter term contracts;

4.

The amount of long distance call volumes that may generate overage charges above the basic amount of minutes included in customers’ packages

5.

Additional terminating access charges; and

6.

Customer usage and purchase patterns.

We expect average monthly revenue per customer and customer location to trend to relatively stable levels in future periods. Customer revenues are generated under contracts that typically run for 12 month terms. Therefore, customer churn rates will likely impact projected future revenue streams. Deteriorating economic conditions might adversely affect our revenue growth in the near or short term.  In response to deteriorating economic conditions, we hope to mitigate the risk of heightened churn and bad debt levels on a longer term basis. The steps we might take include tightening credit and collection policies and practices for customers with a higher risk profile.

Cost of Revenue

Our cost of revenue represents costs directly related to the operation of our network, including payments to the local telephone companies and other communications carriers such as long distance providers and our mobile provider, for access, interconnection and transport fees for voice and Internet traffic, customer circuit installation expenses paid to the local telephone companies, fees paid to third-party providers of certain applications such as web hosting services, collocation rents and other facility costs, telecommunications-related taxes and fees, and the cost of mobile handsets. The primary component of cost of revenue is the access fees paid to local telephone companies for the T-1 circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a collocation facility, which we lease from local telephone companies. The access fees for these circuits vary by state and are the primary reason for differences in cost of revenue across our markets.

As a result of the TRRO (See page 22) we are required to lease circuits under special access, or retail, rates in locations that are deemed to offer competitive facilities as outlined in the FCC’s regulations and interpreted by the state regulatory agencies. For additional discussion, see “Results of Operations—Revenue and Cost of Revenue.”

Where permitted by regulation, we lease our access circuits on a wholesale basis as UNE loops or extended enhanced loops as provided for under the FCC’s Telecommunications Elemental Long Run Incremental Cost rate structure. We employ UNE loops when the customer’s T-1 circuit is located where it can be connected to a local telephone company’s central office where we have a collocation, and we use extended enhanced links when we do not have a central office collocation available to serve a customer’s T-1 circuit. Historically, approximately half of our circuits are provisioned using a combination of UNE and Special Access loops and half using extended enhanced links, although the impact of the TRRO has reduced our usage of the T-1 transport portion of extended enhanced links and resulted in the conversion of a majority of the previously installed T-1 transports to DS-3 transports. Our monthly expenses are significantly less when using UNE loops rather than extended enhanced links, but UNE loops require us to incur the capital expenditures of central office collocation equipment. Both UNE loops and extended enhanced loops offer significant cost advantages over special access-based circuits. We install central office collocation equipment in those central offices having the densest concentration of small businesses. We usually launch operations in a new market with several collocations and add additional collocation facilities over time as we confirm the most advantageous locations in which to deploy the equipment. We believe our discipline of leasing these T-1 access circuits on a wholesale basis rather than on the basis of special access rates from the local telephone companies is an important component of our operating cost structure.

We receive service credits from various local telephone companies to adjust for prior errors in billing, including the effect of price decreases retroactively applied upon the adoption of new rates as mandated by regulatory bodies. These service credits are often the result of negotiated resolutions of bill disputes that we conduct with our vendors. We also receive payments from the local telephone companies in the form of performance penalties that are assessed by state regulatory commissions based on the local telephone companies’ performance in the delivery of circuits and other services that we use in our network. Because of the many factors, as noted, that impact the amount and timing of service credits and performance penalties, estimating the ultimate outcome of these situations is uncertain. Accordingly, we recognize service credits and performance penalties as offsets to cost of revenue when the ultimate resolution and amount are known. These items do not follow any predictable trends and often result in variances when comparing the amounts received over multiple periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and ancillary costs for human resources and other expenses related to marketing, technical support, IT, invoicing, regulatory compliance, administrative, collections services, legal and accounting functions. Our selling, general and administrative expenses include both fixed and variable costs. Fixed selling expenses include salaries and lease expenses. Variable selling costs consist primarily of commissions and marketing compensatory arrangements. Fixed general and administrative costs include the cost of staffing certain corporate managerial functions such as IT, marketing, administrative, invoicing, engineering, and related costs, such as lease expenses, legal and accounting fees and recruiting costs. Variable general and administrative costs include the cost of provisioning and customer activation staff, which grows with the level of installation of new customers, and the cost of customer care and technical support staff, which grows with the level of total customers on our network. As we expand into new markets, certain fixed costs are likely to increase; however, these increases are intermittent and not proportional with the growth of customers.

 Interest Income. For the year ending December 31, 2007 we had no substantive interest income.

Interest Expense. Interest expense for the twelve month period ended December 31, 2007 and 2006 relates primarily to the financing arrangement we have in place for our soft switches.

		From Inception	From Inception
	For the	on April 20,	on April 20,
	Year Ended	2006 Through	2006 Through
	December 31,	December 31,	December 31,
	2007	2006	2007
Interest expense	(8,424)	-	(8,424)

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 12 to our Consolidated Financial Statements hereto. At December 31, 2007, our operating segments were geographic and included Suwanee, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit and the San Francisco Bay Area. In addition, in 2007, we incurred capital expenditures for the Miami and Minneapolis markets, which are scheduled to become operating segments in 2008. The balance of our operations is in our Corporate group, for which the operations consist of corporate executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. Our corporate group is treated as a separate segment consistent with the manner in which we monitor and analyze our financial results. We do not allocate these Corporate costs to the other segments because these costs are managed and controlled on a centralized, functional basis that spans all markets, with centralized, functional management held accountable for corporate results. We also believe that the decision not to allocate these centralized costs provides a better evaluation of our revenue-producing geographic segments. We do not report assets by segment since we manage our assets and make decisions on technology deployment and other investments on a company-wide rather than a local market basis. Our chief operating decision maker does not use segment assets in evaluating the performance of our operating segments. As a result, we do not believe that segment asset disclosure is meaningful information to investors.

In addition to segment results, we use total adjusted EBITDA to assess the operating performance of the overall business. Because our chief operating decision maker primarily evaluates the performance of our segments on the basis of adjusted EBITDA, we believe that segment adjusted EBITDA data should be available to investors so that investors have the same data that we employ in assessing our overall operations. Our chief operating decision maker also uses revenue to measure our operating results and assess performance, and both revenue and adjusted EBITDA are presented herein in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information .

Other public companies may define adjusted EBITDA in a different manner or present varying financial measures. Accordingly, adjusted EBITDA as presented herein may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is also not directly comparable to EBIT (earnings before interest and taxes) or EBITDA. Adjusted EBITDA, while management believes provides useful information, should not be considered in isolation or as an alternative to other financial measures determined under GAAP, such as operating income or loss.

The operating results from our operating segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Our sales efforts, our service offerings and the prices we charge customers for our services are generally consistent across our operating segments. Operating expenses include costs of service and selling, general and administrative costs incurred directly in the markets where we serve customers. Although our network design and market operations are generally consistent across all our operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer T-1 access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

Liquidity and Capital Resources

Statements of Cash Flows
		From Inception	From Inception
	December 31,	December 31,	December 31,
	2007	2006	2007
OPERATING ACTIVITIES
Net loss	$(49,344)	$(17,800)	$(67,144)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation expense	28,169	-	28,169
Changes in operating assets and liabilities:
Changes in accounts payable	350	-	350
Changes in interest payable	8,424	-	8,424
Changes in related party payable	3,500	400	3,900
Net Cash Used by Operating Activities	(8,901)	(17,400)	(26,301)
INVESTING ACTIVITIES

Purchase of fixed assets	(890)	-	(890)
Net Cash Used by Investing Activities	(890)	-	(890)
FINANCING ACTIVITIES
Repayments of notes payable	(18,384)	-	(18,384)
Proceeds from issuance of common stock	46,475	17,400	63,875
Net Cash Provided by Financing Activities	28,091	17,400	45,491
NET DECREASE IN CASH	18,300	-	18,300
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$18,300	$-	$18,300
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Equipment purchased for note payable	$-	$140,400	$140,400

Overview . We commenced operations in late 2007. Prior to that, we funded our operations primarily through a contribution of capital by a founder. We have yet to record positive cash flow from operating activities. During the fiscal year ended December 31, 2006, the Company issued 13,050,000 shares of its common stock for cash valued at $17,400.  The shares were issued at $0.003 per share. During the fiscal year ended December 31, 2007, the Company issued 549,750 shares of its common stock for cash $54,975.  The shares were issued at $0.10 per share.

Cash Flows From Operations. As of the year’s end for 2007 we had not yet generated substantive cash flows from operations.  We had a deficit of $49,344 for the year ending December 31, 2007 and an inception to year-end of December 31, 2007 deficit of $67,144. Subsequent to our acquisition of Hostigation we began to generate operational cash flow.

Cash Flows From Investing Activities. Our principal cash investments are historically for purchases of equipment and for purchases of marketable securities. Cash purchases of equipment primarily include network capital expenditures such as integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain collocation and data center buildout expenditures and equipment installation costs and non-network capital expenditures, such as the cost of software licenses and implementation costs associated with our operational support systems as well as our financial and administrative systems, servers and other equipment needed to support our software packages, personal computers, internal communications equipment, furniture and fixtures and leasehold improvements to our office space.

		From Inception	From Inception
	December 31,	December 31,	December 31,
	2007	2006	2007
INVESTING ACTIVITIES
Purchase of fixed assets	(890)	-	(890)
Net Cash Used by Investing Activities	(890)	-	(890)

Our capital expenditures result from growth in customers in existing and future prospective markets, network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers. We expect that future capital expenditures will continue to be concentrated in these areas. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ.  We may periodically invest excess cash balances in the marketable securities of highly-rated commercial paper and money market funds though at present no substantive activity of this nature has transpired.

Cash Flows From Financing Activities. Cash flows provided from financing activities was $28,091 in the year ended December 31, 2007 compared to $17,400 in the partial year ended December 31, 2007 (commencing from inception).  The principal component in both instances was proceeds from the issuance of common stock.

FINANCING ACTIVITIES
Repayments of notes payable	(18,384)	-	(18,384)
Proceeds from issuance of common stock	46,475	17,400	63,875
Net Cash Provided by Financing Activities	28,091	17,400	45,491

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our present market expansion plan.  Our business plan assumes that cash flow from operating activities of our mature markets will offset the negative cash flow from operating activities and cash flow from financing activities with respect to the additional markets we plan to launch. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs.

Non-Cash Financing Activities

NON CASH FINANCING ACTIVITIES:
Equipment purchased for note payable	$-	$140,400	$140,400

The principal component of our non-cash financing activities includes the purchase of a soft switch financed with a note payable for $140,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Commitments

On December 26, 2006, the Company purchased certain telecommunication equipment for  a note payable of $140,400. $10,000 is due on March 31, 2007. The balance is due in 5 equal annual payments of $30,956. The note is secured by the equipment and accrues interest at 6% per annum.

Future maturities of the note payable are as follows:

2008

$   14,748

2009

     24,520

2010

     25,992

2011

     27,551

2012

     29,205

Total

$ 122,016

Critical Accounting Policies

Nature of Business

Dialpoint Communications Corporation (“DCC” or the “Company”) was incorporated in the state of  Nevada, and is a developmental stage company that is engaged in the business of  the development of technology related to the broadcast of voice communications over the Internet (Internet Telephone) and the servicing of web-based information transmission needs of end users.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2007 and 2006.

	For the Year Ended December 31, 2007	From Inception on April 20, 2006 Through December 31, 2006
Loss (numerator)	$ (49,344)	$ (17,800)
Shares (denominator)	13,062,500.	6,525,000.
Per share amount	$ (0.00)	$ (0.00)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2007.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation expense was $28,169 for the year ended December 31, 2007.

2007

2006

Telecommunications equipment

$         141,290

$   140,400

Accumulated depreciation

 (28,169)

-

Total

$          113,120

      $                  -

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	December 31, 2007	December 31, 2006
Income tax expense at statutory rate	$ (19,244))	$ (6,942))
Common stock issued for services	-)	-)
Valuation allowance	19,244	6,942
Income tax expense per books	$ -)	$ -)

Net deferred tax assets consist of the following components as of:

	December 31, 2007	December 31, 2006
NOL carryover	$ 26,186)	$ 6,942)
Valuation allowance	(26,186)	(6,942)
Net deferred tax asset	$ -)	$ -)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $67,144 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year-end.

Stock-based compensation.

As of December 31, 2007, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes the implementation of this standard will have no effect on our financial statements.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to what nominal investments we may make in marketable securities. To the extent that we might engage in such activity, we would place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. At December 31, 2007, we had no funds so allocated and, accordingly, had no financial instruments sensitive to market risk for fluctuations in interest rates.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Dialpoint Communications Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Dialpoint Communications Corporation (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007, the period April 20, 2006 through December 31, 2006 and from inception on April 20, 2006 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dialpoint Communications Corporation (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007, for the period April 20, 2006 through December 31, 2006 and from inception on April 20, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $67,144 as of December 31, 2007, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

March 19, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

DIALPOINT COMMUNICATIONS CORPORATION
(A Development Stage Company)
Balance Sheets
ASSETS
	December 31,	December 31,
	2007	2006
CURRENT ASSETS

Cash	$18,300	$-

Total Current Assets	18,300	-
EQUIPMENT, net	113,121	140,400

TOTAL ASSETS	$131,421	$140,400

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$350	$-
Current portion of notes payable	14,748	10,000
Accrued interest payable	8,424	-
Related party payable	3,900	400

Total Current Liabilities	27,422	10,400
LONG-TERM LIABILITIES
Notes payable	107,268	130,400

TOTAL LIABILITIES	134,690	140,800
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value; 75,000,000 shares
authorized; 13,599,750 and 13,050,000 shares
issued and outstanding, respectively	13,600	13,050
Additional paid-in capital	50,275	4,350
Deficit accumulated during development stage	(67,144)	(17,800)
Total Stockholders' Equity (Deficit)	(3,269)	(400)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$131,421	$140,400

The accompanying notes are an integral part of these financial statements.
4

DIALPOINT COMMUNICATIONS CORPORATION
(A Development Stage Company)
Statements of Operations

		From Inception	From Inception
	For the	on April 20,	on April 20,
	Year Ended	2006 Through	2006 Through
	December 31,	December 31,	December 31,
	2007	2006	2007

REVENUES	$240	$-	$240

OPERATING EXPENSES

General and administrative	12,991	17,800	30,791
Depreciation expense	28,169	-	28,169

Total Operating Expenses	41,160	17,800	58,960

LOSS FROM OPERATIONS	(40,920)	(17,800)	(58,720)

OTHER EXPENSES

Interest expense	(8,424)	-	(8,424)

Total Other Expenses	(8,424)	-	(8,424)

NET LOSS BEFORE INCOME TAXES	(49,344)	(17,800)	(67,144)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(49,344)	$(17,800)	$(67,144)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,324,875	13,050,000

The accompanying notes are an integral part of these financial statements
5

DIALPOINT COMMUNICATIONS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, April 20, 2006	-	$-	$-	$-	$-

Common stock issued for
cash at $0.003 per share	13,050,000	13,050	4,350	-	17,400

Net loss from inception
through December 31, 2006	-	-	-	(17,800)	(17,800)

Balance, December 31, 2006	13,050,000	13,050	4,350	(17,800)	(400)

Common stock issued for
cash at $0.10 per share	549,750	550	54,425	-	54,975

Stock offering costs paid	-	-	(8,500)	-	(8,500)

Net loss for the year ended
December 31, 2007	-	-	-	(49,344)	(49,344)

Balance, December 31, 2007	13,599,750	$13,600	$50,275	$(67,144)	$(3,269)

The accompanying notes are an integral part of these financial statements.
6

DIALPOINT COMMUNICATIONS CORPORATION
(A Development Stage Company)
Statements of Cash Flows

		From Inception	From Inception
	For the	on April 20,	on April 20,
	Year Ended	2006 Through	2006 Through
	December 31,	December 31,	December 31,
	2007	2006	2007
OPERATING ACTIVITIES
Net loss	$(49,344)	$(17,800)	$(67,144)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation expense	28,169	-	28,169
Changes in operating assets and liabilities:
Changes in accounts payable	350	-	350
Changes in interest payable	8,424	-	8,424
Changes in related party payable	3,500	400	3,900
Net Cash Used by Operating Activities	(8,901)	(17,400)	(26,301)

INVESTING ACTIVITIES
Purchase of fixed assets	(890)	-	(890)
Net Cash Used by Investing Activities	(890)	-	(890)

FINANCING ACTIVITIES
Repayments of notes payable	(18,384)	-	(18,384)
Proceeds from issuance of common stock	46,475	17,400	63,875
Net Cash Provided by Financing Activities	28,091	17,400	45,491

NET DECREASE IN CASH	18,300	-	18,300
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$18,300	$-	$18,300

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Equipment purchased for note payable	$-	$140,400	$140,400

The accompanying notes are an integral part of these financial statements.
7

DIALPOINT COMMUNICATIONS CORPORATION

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007 and 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Dialpoint Communications Corporation (“DCC” or the “Company”) was incorporated in the state of  Nevada, and is a developmental stage company that is engaged in the business of  the development of technology related to the broadcast of voice communications over the Internet (Internet Telephone) and the servicing of web-based information transmission needs of end users.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2007 and 2006.

	For the Year Ended December 31, 2007	From Inception on April 20, 2006 Through December 31, 2006
Loss (numerator)	$ (49,344)	$ (17,800)
Shares (denominator)	13,062,500.	6,525,000.
Per share amount	$ (0.00)	$ (0.00)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2007.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation expense was $28,169 for the year ended December 31, 2007.

2007

2006

Telecommunications equipment

$         141,290

$   140,400

Accumulated depreciation

 (28,169)

-

Total

$          113,120

      $                  -

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	December 31, 2007	December 31, 2006
Income tax expense at statutory rate	$ (19,244))	$ (6,942))
Common stock issued for services	-)	-)
Valuation allowance	19,244	6,942
Income tax expense per books	$ -)	$ -)

Net deferred tax assets consist of the following components as of:

	December 31, 2007	December 31, 2006
NOL carryover	$ 26,186)	$ 6,942)
Valuation allowance	(26,186)	(6,942)
Net deferred tax asset	$ -)	$ -)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $67,144 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year-end.

Stock-based compensation.

As of December 31, 2007, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes the implementation of this standard will have no effect on our financial statements.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

2.

COMMON STOCK

During the fiscal year ended December 31, 2006, the Company issued 13,050,000 shares of its common stock for cash valued at $17,400.  The shares were issued at $0.003 per share.

During the fiscal year ended December 31, 2007, the Company issued 549,750 shares of its common stock for cash $54,975.  The shares were issued at $0.10 per share.

3.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $67,144 as of December 31, 2007.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4.           NOTE PAYABLE

On December 26, 2006, the Company purchased certain telecommunication equipment for  a note payable of $140,400. $10,000 is due on March 31, 2007. The balance is due in   5 equal annual payments of $30,956. The note is secured by the equipment and accrues interest at 6% per annum.

Future maturities of the note payable are as follows:

2013

$   14,748

2014

     24,520

2015

     25,992

2016

     27,551

2017

     29,205

Total

$ 122,016

5.          RELATED PARTY PAYABLE

The Company has received cash advances from its shareholders which are recorded in the form of notes payable. The notes payable are unsecured, non interest bearing and due upon demand. At December 31, 2007 the Company had total related party payable of $3,900.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are sufficiently effective.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Moore & Associates, Chartered, has audited and reported on our consolidated financial statements but has not reviewed or audited the effectiveness of our internal control over financial reporting.

 Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers are appointed by the Board of Directors to a term of one year and serve until a successor is duly elected and qualified, or until removed from office.  The Board of Directors has no nominating, auditing or compensation committees.

The following table sets forth certain information regarding DCC executive officers and directors as of the date of this prospectus:

Name	Age	Position	Period of Service(1)

Billy Radford (2) Eileen Casey	35 60	President, Treasurer and Director Secretary, Director	Inception – Current Inception -- Current

Notes:

1  Directors will hold office until the next annual meeting of the stockholders, which shall be held pursuant to statute, and until successors have been elected and qualified.  At the present time, officers were appointed by the the directors and will hold office until resignation or removal from office.

2  The present officers and directors have obligations to entities other than Dialpoint Communications Corporation.  DCC expects them to spend approximately 10-20 hours per week on DCC business affairs.  At the date of this prospectus, Dialpoint Communications Corporation is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Billy Radford – President, Secretary, and Director – Extensive experiences in management, business development, project management experience in ISP and CLEC telecommunications fiber, transport, and switch networks.  Mr. Radford began his career in telecom with a CLEC in 1993, where he specialized outside plant engineering and management. While at ICG, Mr. Radford worked to familiarize himself with a number fiber optic transport systems, specializing in electronics and Internet based services, and later began his career in operations management. Upon leaving ICG, he obtained the rigorous MCSE and CCNA certifications and would later pursue a BS in Technical Management at Devry University.   After only one year as Operations Manager for TelCove in Charlotte, he was promoted to serve as the Regional Operations Manager, where he implemented new training and safety programs while managing the operational and capital budgets of 21 cities throughout the southeast.  After Level 3 purchased TelCove in 2006, he served as the Regional Director of Operations for 3 states.  Since joining the Company, Mr. Radford has been successful in overseeing the development of the Company’s product lines and processes, and has been instrumental in the initial stages of development.

Eileen Casey–Treasurer and Director – President and partner in Jenam Resources, LLC, founded in 1986 and catering to small businesses in the areas of accounting, human resources, and training. Ms. Casey has primarily focused on companies in the telecommunications industry since 2005.  A Summa Cum Laude graduate of Lake Erie College with a BSBA, and graduate work at Kent State University, she taught classes at Lakeland Community College in business and worked with the Ohio Technology Transfer Organization to encourage business startups in high technology areas.  She has provided seminars and individual company consulting in the areas of strategic planning, long range planning, staffing, budgeting, and accounting for the non-financial managers in both the for-profit and not-for-profit sectors.  Ms. Casey moved to South Carolina in 1997 leaving her partner and son to manage the computer consulting branch of the business while she concentrated on developing the business in a warm weather climate.

BOARD COMMITTEES

We have not yet implemented any board committees as of the date of this prospectus.

DIRECTORS

The maximum number of directors Dialpoint Communications Corporation is authorized to have is seven (7).  However, in no event may we have less than one director. Although we anticipate appointing additional directors in the future, we have not identified any such person at this time.

Item 11.  Executive Compensation

Summary Compensation Table
	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Billy Radford	2006	-	-	-	-	-	-	-
Officer and Director	2007	-	-	-	150,000	-	-	-

Eileen Casey	2006	-	-	-	-	-	-	-
Officer and Director	2007	-	-	-	-	-	-	-

DIRECTORS' COMPENSATION

Directors are not entitled to receive compensation for services rendered to Dialpoint Communications Corporation, or for each meeting attended except for reimbursement of out-of-pocket expenses.  There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.  Billy Radford was issued 150,000 shares for services valued at $15,000. (See footnotes to financial statements).

EMPLOYMENT CONTRACTS AND OFFICERS' COMPENSATION

Since Dialpoint Communications Corporation’s incorporation on April 20, 2006, DCC has not paid any compensation to any officer, director or employee.  DCC does not have employment agreements.  Any future compensation to be paid will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed.  DCC does not currently have plans to pay any compensation until such time as it maintains a positive cash flow.

Dialpoint Communications Corporation currently does not have existing or proposed option/SAR grants.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of DCC common stock by all persons known by DCC to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to DCC knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)

Common	Billy Radford, President, Secretary and Director	11,250,000

	All Directors and Officers as a group	11,250,000

Footnotes:

1  The address of each executive officer and director is c/o Dialpoint Communications Corporation, 2032 Ancient Oak Drive, Ocoee, Florida 29732.

2  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

3  Assumes the sale of the maximum amount of this offering (1,000,000 shares of common stock) by DCC.  The aggregate amount of shares to be issued and outstanding after the offering is 14,050,000.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Conflict of Interest

The officers and directors of DCC are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a

conflict in selecting between DCC and their other business interests.   The policy of the Board is that any personal business or corporate opportunity incurred by an officer or director of DCC must be examined by the Board and turned down by the Board in a timely basis before an officer or director can engage or take advantage of a business opportunity which could result in a conflict of interest.

Related Transactions

The Company has received cash advances from its shareholders which are recorded in the form of notes payable. The notes payable are unsecured, non interest bearing and due upon demand. At December 31, 2007 the Company had total related party payable of $3,900.

On April 21, 2006, the Company issued 150,000 shares of common stock to Billy Radford in exchange for services valued at $15,000 which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

On April 21, 2006, the Company issued 8,000 shares of common stock to Paul Falcon in exchange for services valued at $800.00, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

On April 22, 2006, pursuant to a contract with Hale Hitchcock, the Company issued 8,000 shares of common stock to Hitchcock, for services valued at $800.00, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

On May 1, 2006, pursuant to a contract with Nevada Business Development Corporation, a Nevada corporation, the Company issued 8,000 shares of common stock to Nevada Business Development, for services valued at $800.00, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

On January 19, 2007, the Company amended its Articles of Incorporation to increase the number of shares of Common Stock authorized to be issued from 1,000,000 shares to 75,000,000, and to issue seventy (74) shares of common stock for each one (1) share of Common Stock currently held by the shareholders of the corporation as a common stock dividend.

As of the date of this memorandum, there were 13,050,000 shares of common stock issued and outstanding being held by four (4) shareholders of record.

Item 14.  Principal Accounting Fees and Services

For the fiscal year ended December 31, 2007 and 2006, fees billed for services provided by Moore & Associates, Chartered were as follows:

	2007		2006
Audit Fees (1)
Recurring Audit and Quarterly Reviews		$5,500		$1500
Registration Statements and Related Services		--	$
Tax Fees (2)
Tax Compliance Services	$		$
All Other Fees (3)		--	$

(1)

Audit fees consist of fees for professional services rendered in connection with or related to the audit of our consolidated annual financial statement, for the review of interim consolidated financial statements in Form 10-Qs and for services normally provided in connection with statutory and regulatory filings or engagements, including registration statements for acquisition of Hostigation.

(2)

Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice.

(3)

All other fees consist of fees billed for assistance with assessment for Sarbanes-Oxley, SEC correspondence a services other than the services reported in other categories.

Item 15. Exhibits and Financial Statement Schedules

Exhibits .

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

INDEX TO EXHIBITS

Exhibit No

Description of Exhibit

3.1(a)

Certificate of Incorporation of Dialpoint Communications Corporation

3.2(a)

Bylaws of Dialpoint Communications Corporation.

23.1

Consent of Moore & Associates, Chartered, independent registered public accounting firm (filed herewith).

31.1

Certification of Chief Executive Billy Radford, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of Chief Financial Officer, Eileen Casey, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of the Chief Executive Officer, Billy Radford, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2

Certification of the Chief Financial Officer, Eileen Casey, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

 (a)

Incorporated by reference to Registration Statement on Firm SB-2 filed on June 29, 2007 (File No. 333-144207)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALPOINT COMMUNICATIONS CORPORATION.

By:	/ S / BILLY RADFORD
Billy Radford Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / BILLY RADFORD Billy Radford	Chairman, President and Chief Executive Officer	April 4, 2008

/ S / EILEEN CASEY Eileen Casey	Executive Vice President and Chief Financial Officer, Chief Accounting Officer, Director	April 4, 2008

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm