Form 10QSB
period 2008-03-31
Dialpoint Communications Corp
filed 2008-05-22
CIK 1404403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

(904)-239-4973
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 56,163,708 shares issued and outstanding as of March 31, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [ X ]

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

DIALPOINT COMMUNICATIONS CORPORATION

TABLE OF CONTENTS

 Item 1. Financial Statements.

3

Item 2. Management's Discussion and Plan of Operation.

15

Going Concern

15

Overview

15

Revenue

16

Cost of Revenue

18

Liquidity and Capital Resources

19

Off-Balance Sheet Arrangements

22

Commitments

22

Critical Accounting Policies

23

Nature of Business

23

Use of Estimates

23

Dividends

23

Comprehensive Income

23

Cash and Cash Equivalents

23

Property and Equipment

23

Income Taxes

23

Impairment of Long-Lived Assets

23

Accounting Basis

24

Stock-based compensation.

24

Recent Accounting Pronouncements

24

Revenue Recognition

24

Item 3. Quantitative and Qualitative Disclosures About Market Risk

24

Item 4. Controls and Procedures

24

Management's Annual Report on Internal Control over Financial Reporting

25

Item 1. Legal Proceedings

25

Item 1A. Risk Factors

25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3. Defaults Upon Senior Securities.

25

Item 4. Submission of Matters to a Vote of Security Holders.

26

Item 5. Other Information.

26

Item 6. Exhibits.

26

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

DIALPOINT COMMUNICATIONS CORPORATION

FINANCIAL STATEMENTS

March 31, 2008

TABLE OF CONTENTS

Balance Sheet.………………..………..………………………………………………….1

Statement of Operations…………………….……...………………………………….…2

Statement of Stockholders’ Equity ………..……………..………… …………………....3

Statement of Cash Flows ………………………………………………..….……………4

Notes to the Financial Statements……………………………………...………………....5

DIALPOINT COMMUNICATIONS CORPORATION
Balance Sheets

ASSETS

	March 31,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS

Cash	$9,844	$18,300
Accounts receivable	1,292	-

Total Current Assets	11,136	18,300

EQUIPMENT, net	205,338	113,121
TOTAL ASSETS	$216,474	$131,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,287	$350
Current portion of notes payable	14,748	14,748
Accrued interest payable	10,254	8,424
Related party payable	3,900	3,900

Total Current Liabilities	31,189	27,422

LONG-TERM LIABILITIES

Notes payable	107,268	107,268

TOTAL LIABILITIES	138,457	134,690

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value; 75,000,000 shares
authorized; 14,040,927 and 13,599,750 shares
issued and outstanding, respectively	14,041	13,600
Additional paid-in capital	162,334	50,275
Deficit accumulated during development stage	(98,358)	(67,144)

Total Stockholders' Equity (Deficit)	78,017	(3,269)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$216,474	$131,421

The accompanying notes are an integral part of these financial statements.

DIALPOINT COMMUNICATIONS CORPORATION
Statements of Operations
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007

REVENUES	$42,507	$-

COST OF SALES	23,305	-

GROSS PROFIT	19,202	-

OPERATING EXPENSES

General and administrative	36,296	1,052
Depreciation expense	12,783	7,020

Total Operating Expenses	49,079	8,072

LOSS FROM OPERATIONS	(29,877)	(8,072)

OTHER EXPENSES

Interest expense	(1,830)	(2,108)

Total Other Expenses	(1,830)	(2,108)

NET LOSS BEFORE INCOME TAXES	(31,707)	(10,180)
INCOME TAX EXPENSE	-	-

NET LOSS	$(31,707)	$(10,180)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	52,460,606	52,200,000

The accompanying notes are an integral part of these financial statements

DIALPOINT COMMUNICATIONS CORPORATION
Statements of Stockholders' Equity (Deficit)
(unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2006	52,200, 000	$52,200	$(34,800)	$(17,800)	$(400)

Common stock issued for
cash at $0.025 per share	2,199,000	2,200	52,275	-	54,975

Stock offering costs paid	-	-	(8,500)	-	(8,500)

Net loss for the year ended
December 31, 2007	-	-	-	(49,344)	(49,344)

Balance, December 31, 2007	54,399,000	54,400	9,475	(67,144)	(3,269)

Contributed capital	-	-	7,500	-	7,500

Common stock issued for
assets at $0.13 per share	431,372	432	54,568	-	55,000

Common stock issued for
assets at $0.15 per share	1, 333,336	1,332	48,668	-	50,000

Net loss for the three months
ended March 31, 2008	-	-	-	(31,214)	(31,214)

Balance, March 31, 2008	56,163,708	$56,164	$120,211	$(98,358)	$78,017

The accompanying notes are an integral part of these financial statements.

DIALPOINT COMMUNICATIONS CORPORATION
Statements of Cash Flows
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007

OPERATING ACTIVITIES

Net loss	$(31,214)	$(10,180)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation expense	12,783	7,020
Changes in operating assets and liabilities:
Changes in accounts payable	1,937	2,708
Changes in interest payable	1,830	-
Changes in accounts receivable	(1,292)	900

Net Cash Used in Operating Activities	(15,956)	448

INVESTING ACTIVITIES

Purchase of fixed assets	-	-

Net Cash Used by Investing Activities	-	-

FINANCING ACTIVITIES

Contributed capital	7,500	-
Proceeds from issuance of common stock	-	-

Net Cash Provided by Financing Activities	7,500	-

NET DECREASE IN CASH	(8,456)	448

CASH AT BEGINNING OF PERIOD	18,300	-

CASH AT END OF PERIOD	$9,844	$448

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Equipment purchased for note payable	$-	$140,400
Equipment purchased for common stock	105,000	-

The accompanying notes are an integral part of these financial statements.

DIALPOINT COMMUNICATIONS CORPORATION

Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the period ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – EQUITY TRANSACTIONS

On March 13th 2008 the Company completed a 4shares for 1 forward stock split. The accompanying financial statements reflect the forward stock split on a retroactive basis.

On January 3, 2008, the Company entered into an Asset Purchase Agreement with Mr. Timothy Flavin ("Hostigation") to purchase substantially all of the assets of Hostigation.Com. The assets acquired consist of computer hardware and software. As part of the transaction, at closing Hostigation and its principal shareholder, Timothy Flavin, entered into non-competition agreements The Company is using the Hostigation assets for purposes of developing the Company’s Collocation and Web Hosting business’.

In consideration for the Hostigation assets, at closing the Company issued 1,333,336 shares of its common stock equal to $50,000 divided by the opening price of a share of the Company's common stock on January 3, 2008.

On January 18 2008 the Company acquired the assets of Brian’s Computer Service for 431,372 shares of its Restricted Common Stock for a value of $55,000. The assets acquired consist of computer hardware and software.

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

Going Concern

The financial statements included in this report were prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $98,358 as of March 31, 2008.  As of that date we had limited liquidity, and had not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  We do believe that at or before the start of the third quarter of 2008 we may be able to generate sufficient revenue so as to sustain operations but there can be no assurance that we are correct.

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

Overview

We provide managed IP-based communications services to our target customers of small businesses with 5 to 249 employees in second-tier or so-called second city markets. A retail market is generally considered secondary or tertiary if there are fewer than 1 million people in the metropolitan statistical area (MSA). Today many suggest that a population as little as 500,000 may constitute a second tier city. ( February 2007 Property & Portfolio Research Publication).  We provide these services through bundled packages of local and long distance voice services and broadband Internet services, together with additional applications and services, for an affordable fixed monthly fee under contracts with terms of 12-36 months. We are capable of proffering our services nation-wide and to customers throughout the United States including Hawaii and Alaska.  We currently have customers in the following states:

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

Our voice services are delivered using VoIP technology, and all of such services are delivered over our secure all-IP network, which we believe affords greater service flexibility and significantly lower network costs than traditional service providers using circuit-switch technologies.. We believe our high degree of systems automation contributes to operational efficiencies and lower costs in our support functions.

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

The nature of the primary components of our operating results—revenues, cost of revenue and selling, general and administrative expenses—are described below:

Revenue

	Quarter Ending	Year Ending
	March 31, 2008	December 31, 2007	December 31, 2006
REVENUES	$42,507	$240	$-

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007

REVENUES	$42,507	$-

COST OF SALES	23,305	-

GROSS PROFIT	19,202	-

OPERATING EXPENSES

General and administrative	36,296	1,052
Depreciation expense	12,783	7,020

Total Operating Expenses	49,079	8,072

LOSS FROM OPERATIONS	(29,877)	(8,072)

OTHER EXPENSES

Interest expense	(1,830)	(2,108)

Total Other Expenses	(1,830)	(2,108)

NET LOSS BEFORE INCOME TAXES	(31,707)	(10,180)
INCOME TAX EXPENSE	-	-

NET LOSS	$(31,707)	$(10,180)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	52,460,606	52,200,000

During the first quarter of 2008 we generated $42,507 in revenue For the year ended December 31, 2007 we did not generate substantive revenue.

On or about January 9, 2008 we acquired Hostigation, sole proprietorship owned and controlled by Timothy Flavin.  Concurrent with that date we filed a current report on form 8-K disclosing said acquisition.  We characterized the transaction as an asset purchase acquiring all of the assets of the business.  With this acquisition we inherited approximately 600 customers generating monthly recurring revenue

These figures are un-audited but represent our best assessment of the results of operations for the period(s) indicated.  The majority of our customers subscribe to a package, which serves customers with 4-15 local voice lines, for business enterprises with 20 or fewer employees. A smaller segment of our clientele require 16-24 local voice lines, and employ 20-50 personnel. Though we have the service capacity, we do not yet services business customers with greater than 100 employees. Our customers receive all our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second). When necessary we can afford our customers services over two or three dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps or 4.5 Mbps respectively. We believe that our customers highly value the level of symmetric bandwidth offered by our services. As of March 31, 2008, approximately 99% of our customer base had Webhosting Service

We do not have sufficient data so as to formulate meaningful average monthly revenue per customer metrics for the quarter ended March 31, 2008.  We are fairly certain that for the third quarter of 2008 we will secure reasonably consistent revenue so as assess any trends in the data.

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

 Interest Income. For the quarter ended March 31, 2008 we had no substantive interest income.

Interest Expense. Interest expense relates primarily to the financing arrangement we have in place for our soft switches.

			From Inception	From Inception
	For the	For the	on April 20,	on April 20,
	Quarter Ended	Year Ended	2006 Through	2006 Through
	March 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2007

Interest expense	(1,830)	(8,424)	-	(8,424)

Liquidity and Capital Resources

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

On March 13th 2008 the Company completed a 4shares for 1 forward stock split. The accompanying financial statements reflect the forward stock split on a retroactive basis.

On January 3, 2008, the Company entered into an Asset Purchase Agreement with Mr. Timothy Flavin ("Hostigation") to purchase substantially all of the assets of Hostigation.Com. The assets acquired consist of computer hardware and software. As part of the transaction, at closing Hostigation and its principal shareholder, Timothy Flavin, entered into non-competition agreements The Company is using the Hostigation assets for purposes of developing the Company’s Collocation and Web Hosting business’.

In consideration for the Hostigation assets, at closing the Company issued 1,333,336 shares of its common stock equal to $50,000 divided by the opening price of a share of the Company's common stock on January 3, 2008.

On January 18 2008 the Company acquired the assets of Brian’s Computer Service for 431,372 shares of its Restricted Common Stock for a value of $55,000. The assets acquired consist of computer hardware and software.

DIALPOINT COMMUNICATIONS CORPORATION
Statements of Stockholders' Equity (Deficit)
(unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2006	52,200, 000	$52,200	$(34,800)	$(17,800)	$(400)

Common stock issued for
cash at $0.025 per share	2,199,000	2,200	52,275	-	54,975

Stock offering costs paid	-	-	(8,500)	-	(8,500)

Net loss for the year ended
December 31, 2007	-	-	-	(49,344)	(49,344)

Balance, December 31, 2007	54,399,000	54,400	9,475	(67,144)	(3,269)

Contributed capital	-	-	7,500	-	7,500

Common stock issued for
assets at $0.13 per share	431,372	432	54,568	-	55,000

Common stock issued for
assets at $0.15 per share	1, 333,336	1,332	48,668	-	50,000

Net loss for the three months
ended March 31, 2008	-	-	-	(31,214)	(31,214)

Balance, March 31, 2008	56,163,708	$56,164	$120,211	$(98,358)	$78,017

Cash Flows From Operations. As of the year’s end for 2007 we had not yet generated substantive cash flows from operations.  We had a deficit of $49,344 for the year ending December 31, 2007 and an inception to year-end of December 31, 2007 deficit of $67,144. Subsequent to our acquisition of Hostigation we began to generate operational cash flow.  For the first quarter of March 31, 2008 we generated $42,500 in revenue compared to no revenue for the similar period last year.

Cash Flows From Investing Activities. Our principal cash investments are historically for purchases of equipment and for purchases of marketable securities. Cash purchases of equipment primarily include network capital expenditures such as integrated access devices, T-1 aggregation routers, trunking gateway routers, soft-switches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain collocation and data center build-out expenditures and equipment installation costs and non-network capital expenditures, such as the cost of software licenses and implementation costs associated with our operational support systems as well as our financial and administrative systems, servers and other equipment needed to support our software packages, personal computers, internal communications equipment, furniture and fixtures and leasehold improvements to our office space.

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

Cash Flows From Financing Activities. Cash flows provided from financing activities was negligible for the quarter ending March 31, 2008.  We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our present market expansion plan.  Our business plan assumes that cash flow from operating activities of our mature markets will offset the negative cash flow from operating activities and cash flow from financing activities with respect to the additional markets we plan to launch. This offset is lilely to begin in the third quarter of 2008.  We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs.

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007

OPERATING ACTIVITIES

Net loss	$(31,214)	$(10,180)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation expense	12,783	7,020
Changes in operating assets and liabilities:
Changes in accounts payable	1,937	2,708
Changes in interest payable	1,830	-
Changes in accounts receivable	(1,292)	900

Net Cash Used in Operating Activities	(15,956)	448

INVESTING ACTIVITIES

Purchase of fixed assets	-	-

Net Cash Used by Investing Activities	-	-

FINANCING ACTIVITIES

Contributed capital	7,500	-
Proceeds from issuance of common stock	-	-

Net Cash Provided by Financing Activities	7,500	-

NET DECREASE IN CASH	(8,456)	448

CASH AT BEGINNING OF PERIOD	18,300	-

CASH AT END OF PERIOD	$9,844	$448

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Equipment purchased for note payable	$-	$140,400
Equipment purchased for common stock	105,000	-

Non-Cash Financing Activities

The principal component of our non-cash financing activities includes the purchase of a soft switch financed with a note payable for $140,000 in 2007.

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

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for first quarter of 2008.

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

Stock-based compensation.

As of March 31, 2008, the Company has not issued any share-based payments to its employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as March 31, 2008 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2008. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Moore & Associates, Chartered, has audited and reported on our consolidated financial statements but has not reviewed or audited the effectiveness of our internal control(s) over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business such as collections actions for non-payment when or if our customers fail to pay us accordingly. But as of March 31, 2008 and as of the date of this filing, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in the registrant's Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Furnish the information required by Item 701 of Regulation S-K (17 CFR 229.701) as to all equity securities of the registrant sold by the registrant during the period covered by the report that were not registered under the Securities Act. If the Item 701 information previously has been included in a Current Report on Form 8-K (17 CFR 249.308), however, it need not be furnished.

On January 3, 2008, the Company entered into an Asset Purchase Agreement with Mr. Timothy Flavin ("Hostigation") to purchase substantially all of the assets of Hostigation.Com. The assets acquired consist of computer hardware and software. As part of the transaction, at closing Hostigation and its principal shareholder, Timothy Flavin, entered into non-competition agreements The Company is using the Hostigation assets for purposes of developing the Company’s Collocation and Web Hosting business’.

In consideration for the Hostigation assets, at closing the Company issued 1,333,336 shares of its common stock equal to $50,000 divided by the opening price of a share of the Company's common stock on January 3, 2008.

On January 18 2008 the Company acquired the assets of Brian’s Computer Service for 431,372 shares of its Restricted Common Stock for a value of $55,000. The assets acquired consist of computer hardware and software.

Item 3. Defaults Upon Senior Securities.

There have not been any material default(s) in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not otherwise cured within 30 days, with respect to any of our indebtedness or Hostigation exceeding 5 percent of our total assets.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

Item 5. Other Information.

 (a) The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, but not reported, whether or not otherwise required by this Form 10-Q.

If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-Q; and

Furnish the information required by Item 407(c)(3) of Regulation S-K (§229.407 of this chapter).

On January 17, 2008, Dialpoint Communications Corporation (the "Company") entered into an Asset Purchase Agreement (the "Agreement") with Brian’s Computer Center ("Brian’s") to purchase substantially all of the assets of Brian’s Computer Center. The Agreement contains customary representations, warranties and covenants. The assets to be acquired upon closing of the transaction, anticipated to occur in January, 2008, principally consist of computer hardware and software, internet domain names, repair facilities, contract rights and goodwill. As part of the transaction, at closing Brian’s and its principal shareholder, Gualberto Falcon, will enter into non-competition agreements The Company intends to use the Hostigation assets for purposes of developing the company’s Distribution and Service business’.

In consideration for the Brian’s assets, at closing the Company will issue 107,843 shares of its common stock equal to $55,000 divided by the last closing  price of a share of the Company's common stock on January 17, 2008 (107,843 shares).

Item 6. Exhibits.

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

Dialpoint Communications Corporation
(Registrant)

Signature	Title	Date

/s/ Billy Radford	President & CEO, Director	May 19, 2008
Billy Radford

/s/ Eileen Casey	Treasurer, Director	May 19, 2008
Eileen Casey

/s/ Eileen Casey	Principal Financial Officer	May 19, 2008
Eileen Casey

/s/ Eileen Casey	Principal Accounting Officer	May 19, 2008
Eileen Casey

26