Form 10-Q
period 2008-06-30
Dialpoint Communications Corp
filed 2008-08-14
CIK 1404403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 000-52921

Dialpoint Communications Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	20-4799741
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2354-B Ebenezer Road
Rock Hill, South Carolina 29732
(Address of principal executive offices)

(877)-463-7864
(Issuer's telephone number)

767 Village Manor Place, Suwanee, Georgia 30024
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accredited filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

[  ] Yes [X] No

APPLICABLE ONLY TO ISSUERS INVOVLED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

[  ] Yes [   ] No

DIALPOINT COMMUNICATIONS CORPORATION

TABLE OF CONTENTS

Item 1. Financial Statements.

3

Item 2. Management's Discussion and Plan of Operation.

12

Going Concern

12

Overview

12

Revenue

13

Cost of Revenue

15

Liquidity and Capital Resources

16

Off-Balance Sheet Arrangements

19

Commitments

20

Critical Accounting Policies

20

Nature of Business

20

Use of Estimates

20

Dividends

20

Comprehensive Income

20

Cash and Cash Equivalents

20

Property and Equipment

20

Income Taxes

20

Impairment of Long-Lived Assets

20

Accounting Basis

21

Stock-based compensation.

21

Recent Accounting Pronouncements

21

Revenue Recognition

21

Item 3. Quantitative and Qualitative Disclosures About Market Risk

21

Item 4. Controls and Procedures

21

Management's Annual Report on Internal Control over Financial Reporting

22

Item 1. Legal Proceedings

22

Item 1A. Risk Factors

22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3. Defaults Upon Senior Securities.

23

Item 4. Submission of Matters to a Vote of Security Holders.

23

Item 5. Other Information.

23

Item 6. Exhibits.

23

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

DIALPOINT COMMUNICATIONS CORPORATION

FINANCIAL STATEMENTS

June 30, 2008

TABLE OF CONTENTS

Balance Sheet.………………..………..………………………………………………….1

Statement of Operations…………………….……...………………………………….…2

Statement of Stockholders’ Equity ………..……………..………… …………………....3

Statement of Cash Flows ………………………………………………..….……………4

Notes to the Financial Statements……………………………………...………………....5

DIALPOINT COMMUNICATIONS CORPORATION
Balance Sheets

ASSETS

	June 30,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS
Cash	$2,981	$18,300
Accounts receivable	266	-
Total Current Assets	3,247	18,300

EQUIPMENT, net	193,048	113,121
TOTAL ASSETS	$196,295	$131,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,050	$350
Current portion of notes payable	14,748	14,748
Accrued interest payable	12,084	8,424
Related party payable	3,900	3,900
Total Current Liabilities	31,782	27,422

LONG-TERM LIABILITIES

Notes payable	107,268	107,268
TOTAL LIABILITIES	139,050	134,690

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value; 75,000,000 shares
authorized; 56,163,708 and 54,399,000 shares
issued and outstanding, respectively	56,164	54,400
Additional paid-in capital	120,211	9,475
Deficit accumulated during development stage	(119,130)	(67,144)
Total Stockholders' Equity (Deficit)	57,245	(3,269)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$196,295	$131,421

The accompanying notes are an integral part of these financial statements.

DIALPOINT COMMUNICATIONS CORPORATION
Statements of Operations
(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
REVENUES	$42,375	$-	$84,882	$-
COST OF SALES	21,765	-	45,070	-
GROSS PROFIT	20,610	-	39,812	-

OPERATING EXPENSES
General and administrative	27,260	2,402	63,557	3,454
Depreciation expense	12,290	7,020	24,580	14,040
Total Operating Expenses	39,550	9,422	88,137	17,494

LOSS FROM OPERATIONS	(18,940)	(9,422)	(48,325)	(17,494)

OTHER EXPENSES
Interest expense	(1,831)	(2,107)	(3,661)	(4,215)

Total Other Expenses	(1,831)	(2,107)	(3,661)	(4,215)

NET LOSS BEFORE INCOME TAXES	(20,771)	(11,529)	(51,986)	(21,709)
INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(20,771)	$(11,529)	$(51,986)	$(21,709)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	56,163,708	52,200,000	54,842,472	52,200,000

The accompanying notes are an integral part of these financial statements

DIALPOINT COMMUNICATIONS CORPORATION
Statements of Stockholders' Equity (Deficit)
(unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2006	52,200, 000	$52,200	$(34,800)	$(17,800)	$(400)

Common stock issued for
cash at $0.025 per share	2,199,000	2,200	52,275	-	54,975

Stock offering costs paid	-	-	(8,500)	-	(8,500)

Net loss for the year ended
December 31, 2007	-	-	-	(49,344)	(49,344)

Balance, December 31, 2007	54,399,000	54,400	9,475	(67,144)	(3,269)

Contributed capital	-	-	7,500	-	7,500

Common stock issued for
assets at $0.13 per share	431,372	432	54,568	-	55,000

Common stock issued for
assets at $0.15 per share	1, 333,336	1,332	48,668	-	50,000

Net loss for the six months
ended June 30, 2008	-	-	-	(51,986)	(51,986)

Balance, June 30, 2008	56,163,708	$56,164	$120,211	$(119,130)	$57,245

The accompanying notes are an integral part of these financial statements.

DIALPOINT COMMUNICATIONS CORPORATION
Statements of Cash Flows
(unaudited)
	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2008	2007
OPERATING ACTIVITIES

Net loss	$(51,986)	$(21,709)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation expense	24,580	14,040
Changes in operating assets and liabilities:
Changes in accounts payable	700	5,065
Changes in interest payable	3,660	-
Changes in accounts receivable	(266)	-
Net Cash Used in Operating Activities	(23,312)	(2,604)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-
Net Cash Used by Investing Activities	-	-

FINANCING ACTIVITIES
Contributed capital	7,993	-
Proceeds from related party loans	-	3,500

Net Cash Provided by Financing Activities	7,993	3,500

NET DECREASE IN CASH	(15,319)	896
CASH AT BEGINNING OF PERIOD	18,300	-
CASH AT END OF PERIOD	$2,981	$896

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Equipment purchased for note payable	$-	$140,400
Equipment purchased for common stock	104,507	-

The accompanying notes are an integral part of these financial statements.

DIALPOINT COMMUNICATIONS CORPORATION

Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the period ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

DIALPOINT COMMUNICATIONS CORPORATION

Notes to the Financial Statements

NOTE 3 – EQUITY TRANSACTIONS

On March 13th 2008 the Company completed a 4 shares for 1 forward stock split. The accompanying financial statements reflect the forward stock split on a retroactive basis.

On January 3, 2008, the Company entered into an Asset Purchase Agreement with Mr. Timothy Flavin ("Hostigation") to purchase substantially all of the assets of Hostigation.Com. The assets acquired consist of computer hardware and software. As part of the transaction, at closing Hostigation and its principal shareholder, Timothy Flavin, entered into non-competition agreements. The Company is using the Hostigation assets for purposes of developing the Company’s Collocation and Web Hosting business.

In consideration for the Hostigation assets, at closing the Company issued 1,333,336 shares of its common stock equal to $50,000 divided by the opening price of a share of the Company's common stock on January 3, 2008.

On January 18, 2008 the Company acquired the assets of Brian’s Computer Service for 431,372 shares of its Restricted Common Stock for a value of $55,000. The assets acquired consist of computer hardware and software.

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

Going Concern

The financial statements included in this report were prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $119,130 as of June 30, 2008.  As of that date we had limited liquidity, and had not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  We do believe that at or before the start of the fourth quarter of 2008 we may be able to generate sufficient revenue so as to sustain operations but there can be no assurance that we are correct.

Management anticipates that the Company might be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Overview

We provide managed IP-based communications services to our target customers of small businesses with 5 to 249 employees in second-tier or so-called second city markets. A retail market is generally considered secondary or tertiary if there are fewer than 1 million people in the metropolitan statistical area (MSA). Today many suggest that a population as little as 500,000 may constitute a second tier city. (February 2007 Property & Portfolio Research Publication).  We provide these services through bundled packages of local and long distance voice services and broadband Internet services, together with additional applications and services, for an affordable fixed monthly fee under contracts with terms of 12-36 months. We are capable of proffering our services nation-wide and to customers throughout the United States including Hawaii and Alaska.  We currently have customers in the following states:

1.

North Carolina

2.

South Carolina

3.

Florida

4.

Georgia

5.

Nevada

6.

Oklahoma

7.

California

We operate our business primarily out of our facilities in Rock Hill, South Carolina.  We sell integrated packages of services, primarily delineated by the number of local voice lines, long distance minutes and T-1 connections provided to the customer. Each of our Service packages includes local and long distance voice services and broadband Internet access, plus additional value-added applications. Customers may also choose to add extra features or lines for additional fee(s).

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

We sell our services primarily through outside sales agents and internet marketing campaigns, direct mailers, print ads, etc. Our agents do not work for us directly.  They are compensated by a percentage of the revenues we derive from the customers they refer to us.  Sometimes these agents have business relationships with these customers and, in many cases; they may perform equipment installations for us at our customers’ sites. Some of our new customers are generated by referrals from existing customers and partners. We offer financial incentives to our customers and other sources for referrals.

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

 We proffer our customers telecommunications services.  We require significantly less capital to launch and maintain operations compared to traditional communications companies using legacy technologies.  Our capital expenditures in any given geographical market correlate with our success in generating revenues in that market. As our customer base grows we expect to invest in or allocate additional capital to that market by establishing a satellite facility or customer care center in that market if necessary. We believe that such a model for growth and its effect on our prospective capital expenditures mitigates the risk of unprofitable expansion. We expect to benefit from a low fixed-cost in our budgeted capital expenditures associated with each new market we might enter, particularly in comparison to service providers employing time-division multiplexing.

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

The nature of the primary components of our operating results—revenues, cost of revenue and selling, general and administrative expenses—are described below:

Revenue

Quarter Ending		Quarter Ending	Six Months Ending
June 30, 2008		June 30, 2007	June 30, 2008	June 30, 2007

REVENUES $	42,375	$0

			For the Six	For the Six
			Months Ended	Months Ended
			June 30,	June 30,
			2008	2007

REVENUES			$84,882	$-

COST OF SALES	45,070	-

GROSS PROFIT	39,812	-

OPERATING EXPENSES

General and administrative	63,557	3,454
Depreciation expense	24,580	14,040

Total Operating Expenses	88,137	17,494

LOSS FROM OPERATIONS	(48,325)	(17,494)

OTHER EXPENSES

Interest expense	(3,661)	(4,215)

Total Other Expenses	(3,661)	(4,215)

NET LOSS BEFORE INCOME TAXES	(51,986)	(21,709)
INCOME TAX EXPENSE	-	-

NET LOSS	$(51,986)	$(21,709)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	54,842,472	52,200,000

During the second quarter of 2008 we generated $42,375 in revenue. For the year ended December 31, 2007 we did not generate substantive revenue.

On or about January 9, 2008 we acquired Hostigation, sole proprietorship owned and controlled by Timothy Flavin.  Concurrent with that date we filed a current report on form 8-K disclosing said acquisition.  We characterized the transaction as an asset purchase acquiring all of the assets of the business.  With this acquisition we inherited approximately 600 customers generating monthly recurring revenue

These figures are un-audited but represent our best assessment of the results of operations for the period(s) indicated.  The majority of our customers subscribe to a package, which serves customers with 4-15 local voice lines, for business enterprises with 20 or fewer employees. Smaller segments of our clientele require 16-24 local voice lines, and employ 20-50 personnel. Though we have the service capacity, we do not yet services business customers with greater than 100 employees. Our customers receive all our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second). When necessary we can afford our customers services over two or three dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps or 4.5 Mbps respectively. We believe that our customers highly value the level of symmetric bandwidth offered by our services. As of June 30, 2008, approximately 99% of our customer base had Webhosting Service

We do not have sufficient data so as to formulate meaningful average monthly revenue per customer metrics for the quarter ended June 30, 2008.  We are fairly certain that for the fourth quarter of 2008 we will secure reasonably consistent revenue so as assess any trends in the data.

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

 Interest Income. For the quarter ended June 30, 2008 we had no substantive interest income.

Interest Expense. Interest expense relates primarily to the financing arrangement we have in place for our soft switches.

			From Inception	From Inception
	For the	For the	on April 20,	on April 20,
	Quarter Ended	Year Ended	2006 Through	2006 Through
	June 30,	December 31,	December 31,	December 31,
	2008	2007	2006	2007

Interest expense	(1,831)	(8,424)	-	(8,424)

Liquidity and Capital Resources

Overview . We commenced operations in late 2007. Prior to that, we funded our operations primarily through a contribution of capital by a founder. We have yet to record positive cash flow from operating activities. During the fiscal year ended December 31, 2006, the Company issued 13,050,000 shares of its common stock for cash valued at $17,400.  The shares were issued at $0.003 per share. During the fiscal year ended December 31, 2007, the Company issued 2,199,100 shares of its common stock for cash $54,975.  The shares were issued at $0.025 per share.

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

DIALPOINT COMMUNICATIONS CORPORATION
Statements of Stockholders' Equity (Deficit)
(unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2006	52,200, 000	$52,200	$(34,800)	$(17,800)	$(400)

Common stock issued for
cash at $0.025 per share	2,199,000	2,200	52,275	-	54,975

Stock offering costs paid	-	-	(8,500)	-	(8,500)

Net loss for the year ended
December 31, 2007	-	-	-	(49,344)	(49,344)

Balance, December 31, 2007	54,399,000	54,400	9,475	(67,144)	(3,269)

Contributed capital	-	-	7,500	-	7,500

Common stock issued for
assets at $0.13 per share	431,372	432	54,568	-	55,000

Common stock issued for
assets at $0.15 per share	1, 333,336	1,332	48,668	-	50,000

Net loss for the three months
ended June 30, 2008	-	-	-	(51,986)	(51,986)

Balance, June 30, 2008	56,163,708	$56,164	$120,211	$(119,130)	$57,245

Cash Flows From Operations For the 3 month period ended June 30 2008 were $42,375 compared to zero for the same period in 2007. The company had constant sales of $ 21,765 compared to zero for the prior year.

The company had a net loss of $20,771 for the three months ended June 2008 compared to$ 11,529 in the prior year.The increase in the loss was primarily due to consulting fees.

For the six month period ended June 30 2008 the company had revenues of $84.882 compared to zero during the same period  2007. .The company had cost of sales of $45,070 compared to zero in 2007. The company had a net loss $51,986 for the 6 months ended June 30 2008 compared to $21,709 for the same period of 2007. The increase was due to consulting fees

.

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

Cash Flows From Financing Activities. Cash flows provided from financing activities was negligible for the quarter ending June 30, 2008.  We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our present market expansion plan.  Our business plan assumes that cash flow from operating activities of our mature markets will offset the negative cash flow from operating activities and cash flow from financing activities with respect to the additional markets we plan to launch. This offset is lilely to begin in the fourth quarter of 2008.  We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs.

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2008	2007
OPERATING ACTIVITIES

Net loss	$(51,986)	$(21,709)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation expense	24,580	14,040
Changes in operating assets and liabilities:
Changes in accounts payable	700	5,065
Changes in interest payable	3,660	-
Changes in accounts receivable	(266)	-
Net Cash Used in Operating Activities	(23,312)	(2,604)

INVESTING ACTIVITIES

Purchase of fixed assets	-	-

Net Cash Used by Investing Activities	-	-

FINANCING ACTIVITIES
Contributed capital	7,993	-
Proceeds from related party loans	-	3,500

Net Cash Provided by Financing Activities	7,993	3,500

NET DECREASE IN CASH	(15,319)	896
CASH AT BEGINNING OF PERIOD	18,300	-
CASH AT END OF PERIOD	$2,981	$896

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Equipment purchased for note payable	$-	$140,400
Equipment purchased for common stock	104,507	-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material On December 26, 2006, the Company purchased certain telecommunication equipment for a note payable of $140,400. $10,000 is due on June 30, 2007. The balance is due in 5 equal annual payments of $30,956. The note is secured by the equipment and accrues interest at 6% per annum.

Future maturities of the note payable are as follows:

2008

$   14,748

2009

     24,520

2010

     25,992

2011

     27,551

2012

     29,205

Total

$ 122,016

Commitments

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

Stock-based compensation.

As of June 30, 2008, the Company has not issued any share-based payments to its employees.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as June 30, 2008 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2008. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Moore & Associates, Chartered, has audited and reported on our consolidated financial statements but has not reviewed or audited the effectiveness of our internal control(s) over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business such as collections actions for non-payment when or if our customers fail to pay us accordingly. But as of June 30, 2008 and as of the date of this filing, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

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

Dialpoint Communications Corporation
(Registrant)

Signature	Title	Date

/s/ Ann DiSilvestre	Principal Executive Officer	August 14, 2008
Ann DiSilvestre

/s/ Eileen Casey	Principal Financial Officer	August 14, 2008
Eileen Casey

/s/ Eileen Casey	Principal Accounting Officer	August 14, 2008
Eileen Casey

25