Form 10-Q
period 2008-09-30
Dialpoint Communications Corp
filed 2008-11-21
CIK 1404403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

[  ] Yes [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 19, 2008 - 56,163,708 shares of common stock.

DIALPOINT COMMUNICATIONS CORPORATION

TABLE OF CONTENTS

Item 1. Financial Statements.

3

Item 2. Management's Discussion and Plan of Operation.

12

Going Concern

12

Overview

12

Revenue

13

Cost of Revenue

15

Liquidity and Capital Resources

16

Off-Balance Sheet Arrangements

19

Commitments

19

Critical Accounting Policies

19

Nature of Business

19

Use of Estimates

20

Dividends

20

Comprehensive Income

20

Cash and Cash Equivalents

20

Property and Equipment

20

Income Taxes

20

Impairment of Long-Lived Assets

20

Accounting Basis

20

Stock-based compensation.

20

Recent Accounting Pronouncements

21

Revenue Recognition

21

Item 3. Quantitative and Qualitative Disclosures About Market Risk

21

Item 4. Controls and Procedures

21

Management's Annual Report on Internal Control over Financial Reporting

21

Item 1. Legal Proceedings

22

Item 1A. Risk Factors

22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3. Defaults Upon Senior Securities.

22

Item 4. Submission of Matters to a Vote of Security Holders.

23

Item 5. Other Information.

23

Item 6. Exhibits.

23

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

DIALPOINT COMMUNICATIONS CORPORATION

FINANCIAL STATEMENTS

September 30, 2008

TABLE OF CONTENTS

Balance Sheet.………………..………..………………………………………………….1

Statement of Operations…………………….……...………………………………….…2

Statement of Stockholders’ Equity ………..……………..………… …………………....3

Statement of Cash Flows ………………………………………………..….……………4

Notes to the Financial Statements……………………………………...………………....5

DIALPOINT COMMUNICATIONS CORPORATION

Balance Sheets

ASSETS
	September 30,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS
Cash	$5,058	$18,300
Accounts receivable	554	-

Total Current Assets	5,612	18,300

EQUIPMENT, net	180,759	113,121

TOTAL ASSETS	$186,371	$131,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$350
Current portion of notes payable	14,748	14,748
Accrued interest payable	13,914	8,424
Related party payable	3,900	3,900

Total Current Liabilities	32,562	27,422

LONG-TERM LIABILITIES
Notes payable	107,268	107,268

TOTAL LIABILITIES	139,830	134,690

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value; 75,000,000 shares
authorized; 56,163,708 and 54,399,000 shares
issued and outstanding, respectively	56,164	54,400
Additional paid-in capital	120,211	9,475
Deficit accumulated during development stage	(129,834)	(67,144)
Total Stockholders' Equity (Deficit)	46,541	(3,269)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$186,371	$131,421

The accompanying notes are an integral part of these financial statements.

DIALPOINT COMMUNICATIONS CORPORATION

Statement of Operations

(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
REVENUES	$39,600	$-	$124,482	$-

COST OF SALES	7,079	-	52,149	-

GROSS PROFIT	32,521	-	72,333	-

OPERATING EXPENSES

General and administrative	27,106	51	90,663	3,505
Depreciation expense	14,289	7,020	38,869	21,060

Total Operating Expenses	41,395	7,071	129,532	24,565

LOSS FROM OPERATIONS	(8,874)	(7,071)	(57,199)	(24,565)

OTHER EXPENSES

Interest expense	(1,830)	(2,108)	(5,491)	(6,323)

Total Other Expenses	(1,830)	(2,108)	(5,491)	(6,323)

NET LOSS BEFORE INCOME TAXES	(10,704)	(9,179)	(62,690)	(30,888)
INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(10,704)	$(9,179)	$(62,690)	$(30,888)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	56,163,708	52,724,500	55,172,781	52,549,668

The accompanying notes are an integral part of these financial statements

DIALPOINT COMMUNICATIONS CORPORATION

Statement of Stockholders’ Equity (Deficit)

(unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2006	52,200,000	$52,200	$(34,800)	$(17,800)	$(400)

Common stock issued for
cash at $0.025per share	2,199,000	2,200	52,775	-	54,975

Stock offering costs paid	-	-	(8,500)	-	(8,500)

Net loss for the year ended
December 31, 2007	-	-	-	(49,344)	(49,344)

Balance, December 31, 2007	54,399,000	54,400	9,475	(67,144)	(3,269)

Contributed capital	-	-	7,500	-	7,500

Common stock issued for
assets at $0.13 per share	431,372	432	54,568	-	55,000

Common stock issued for
assets at $0.04 per share	1,333,336	1,332	48,668	-	50,000

Net loss for the nine months
ended September 30, 2008	-	-	-	(62,690)	(62,690)
Balance, September 30, 2008	56,163,708	$56,164	$120,211	$(129,834)	$46,541

The accompanying notes are an integral part of these financial statements.

DIALPOINT COMMUNICATIONS CORPORATION

Statement of Cash Flows

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(62,690)	$(30,888)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation expense	38,869	21,060
Changes in operating assets and liabilities:
Changes in accounts payable	(350)	6,673
Changes in interest payable	5,490	-
Changes in accounts receivable	(554)	-
Net Cash Used in Operating Activities	(19,235)	(3,155)

INVESTING ACTIVITIES
Purchase of fixed assets	(2,000)	-
Net Cash Used in Investing Activities	(2,000)	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	7,993	26,225
Proceeds from related party loans	-	3,500
Net Cash Provided by Financing Activities	7,993	29,725
NET DECREASE IN CASH	(13,242)	26,570
CASH AT BEGINNING OF PERIOD	18,300	-
CASH AT END OF PERIOD	$5,058	$26,570
SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Equipment purchased for note payable	$-	$140,400
Equipment purchased for common stock	104,507	-

The accompanying notes are an integral part of these financial statements.

DIALPOINT COMMUNICATIONS CORPORATION

Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the period ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

         Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

Going Concern

The financial statements included in this report were prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $129,834 as of September 30, 2008.  As of that date we had limited liquidity, and had not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  We do believe that at or before the start of the first quarter of 2009 we may be able to generate sufficient revenue so as to sustain operations but there can be no assurance that we are correct.

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

The nature of the primary components of our operating results—revenues, cost of revenue and selling, general and administrative expenses—are described below:

Revenue

Quarter Ending		Quarter Ending	Nine Months Ending
September 30, 2008		September 30, 2007	September 30, 2008	September 30, 2007

REVENUES $	39,600	$0

			For the Nine	For the Nine
			Months Ended	Months Ended
			September 30,	September 30,
			2008	2007

REVENUES			$124,482	$-

COST OF SALES	52,149	-

GROSS PROFIT	72,333	-

OPERATING EXPENSES

General and administrative	90,663	3,505
Depreciation expense	38,869	21,060

Total Operating Expenses	129,532	24,565

LOSS FROM OPERATIONS	(57,199)	(24,565)

OTHER EXPENSES

Interest expense	(5,491)	(6,323)

Total Other Expenses	(5,491)	(6,323)

NET LOSS BEFORE INCOME TAXES	(62,690)	(30,888)
INCOME TAX EXPENSE	-	-

NET LOSS	$(62,690)	$(30,888)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	55,172,781	52,549,668

During the third quarter of 2008 we generated $39,600 in revenue. For the year ended December 31, 2007 we did not generate substantive revenue.

On or about January 9, 2008 we acquired Hostigation, sole proprietorship owned and controlled by Timothy Flavin.  Concurrent with that date we filed a current report on form 8-K disclosing said acquisition.  We characterized the transaction as an asset purchase acquiring all of the assets of the business.  With this acquisition we inherited approximately 600 customers generating monthly recurring revenue

On or about October 21, 2008, we received comments from the Securities and Exchange Commission with regards to the method in which we accounted for the Hostigation acquisition. As of the date of this report, we have not finalized this issue with the Securities an Exchange Commission.

These figures are un-audited but represent our best assessment of the results of operations for the period(s) indicated.  The majority of our customers subscribe to a package, which serves customers with 4-15 local voice lines, for business enterprises with 20 or fewer employees. Smaller segments of our clientele require 16-24 local voice lines, and employ 20-50 personnel. Though we have the service capacity, we do not yet services business customers with greater than 100 employees. Our customers receive all our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second). When necessary we can afford our customers services over two or three dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps or 4.5 Mbps respectively. We believe that our customers highly value the level of symmetric bandwidth offered by our services. As of September 30, 2008, approximately 99% of our customer base had Webhosting Service

We do not have sufficient data so as to formulate meaningful average monthly revenue per customer metrics for the quarter ended September 30, 2008.  We are fairly certain that for the fourth quarter of 2008 we will secure reasonably consistent revenue so as to assess any trends in the data.

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

 Interest Income. For the quarter ended September 30, 2008 we had no substantive interest income.

Interest Expense. Interest expense relates primarily to the financing arrangement we have in place for our soft switches.

			From Inception	From Inception
	For the	For the	on April 20,	on April 20,
	Quarter Ended	Year Ended	2006 Through	2006 Through
	September 30,	December 31,	December 31,	December 31,
	2008	2007	2006	2007

Interest expense	(1,830)	(8,424)	-	(8,424)

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

DIALPOINT COMMUNICATIONS CORPORATION

Statement of Stockholders’ Equity

(unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2006	52,200,000	$52,200	$(34,800)	$(17,800)	$(400)

Common stock issued for
cash at $0.025per share	2,199,000	2,200	52,775	-	54,975

Stock offering costs paid	-	-	(8,500)	-	(8,500)

Net loss for the year ended
December 31, 2007	-	-	-	(49,344)	(49,344)

Balance, December 31, 2007	54,399,000	54,400	9,475	(67,144)	(3,269)

Contributed capital	-	-	7,500	-	7,500

Common stock issued for
assets at $0.13 per share	431,372	432	54,568	-	55,000

Common stock issued for
assets at $0.04 per share	1,333,336	1,332	48,668	-	50,000

Net loss for the nine months
ended September 30, 2008	-	-	-	(62,690)	(62,690)
Balance, September 30, 2008	56,163,708	$56,164	$120,211	$(129,834)	$46,541

The accompanying notes are an integral part of these financial statements.

For the nine month period ended September 30 2008 the company had revenues of 124,482 compared to zero during the same period  2007 .The company had cost of sales of $52,149 compared to zero in 2007. The company had a net loss $62,690 for the 9 months ended September 30 2008 compared to $30,888 for the same period of 2007. The increase was due to an increase in general and administrative expenses.

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

Cash Flows From Financing Activities. Cash flows provided from financing activities was negligible for the quarter ending September 30, 2008.  We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our present market expansion plan.  Our business plan assumes that cash flow from operating activities of our mature markets will offset the negative cash flow from operating activities and cash flow from financing activities with respect to the additional markets we plan to launch. This offset is lilely to begin in the fourth quarter of 2008.  We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs.

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(62,690)	$(30,888)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation expense	38,869	21,060
Changes in operating assets and liabilities:
Changes in accounts payable	(350)	6,673
Changes in interest payable	5,490	-
Changes in accounts receivable	(554)	-
Net Cash Used in Operating Activities	(19,235)	(3,155)

INVESTING ACTIVITIES
Purchase of fixed assets	(2,000)	-
Net Cash Used in Investing Activities	(2,000)	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	7,993	26,225
Proceeds from related party loans	-	3,500
Net Cash Provided by Financing Activities	7,993	29,725
NET DECREASE IN CASH	(13,242)	26,570
CASH AT BEGINNING OF PERIOD	18,300	-
CASH AT END OF PERIOD	$5,058	$26,570
SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Equipment purchased for note payable	$-	$140,400
Equipment purchased for common stock	104,507	-

The accompanying notes are an integral part of these financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material On December 26, 2006, the Company purchased certain telecommunication equipment for a note payable of $140,400. $10,000 is due on September 30, 2007. The balance is due in 5 equal annual payments of $30,956. The note is secured by the equipment and accrues interest at 6% per annum.

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

Stock-based compensation.

As of September 30, 2008, the Company has not issued any share-based payments to its employees.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as September 30, 2008 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2008. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Moore & Associates, Chartered, has audited and reported on our consolidated financial statements but has not reviewed or audited the effectiveness of our internal control(s) over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business such as collections actions for non-payment when or if our customers fail to pay us accordingly. But as of September 30, 2008 and as of the date of this filing, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

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

Dialpoint Communications Corporation
(Registrant)

Signature	Title	Date

/s/ Ann DiSilvestre	Principal Executive Officer	November 19, 2008
Ann DiSilvestre

/s/ Eileen Casey	Principal Financial Officer	November 19, 2008
Eileen Casey

/s/ Eileen Casey	Principal Accounting Officer	November 19, 2008
Eileen Casey